Form 10-Q
period 1996-03-31
MATERIAL TECHNOLOGY INC
filed 1996-05-15
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: March  31, 1996          Commission file number: 3383526

                            MATERIAL TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)




                   Delaware                                      95-4453386
(State or other jurisdiction of incorporation                  (IRS Employer
               or organization)                              identification No.)


                          11835 West Olympic Boulevard
                                 East Tower 705
                             Los Angeles, California
                    (address of principal executive offices)
                                (Zip Code) 90064


                                 (310) 208-5589
               (Registrant's telephone number including area code)

           Securities Registered pursuant to Section 12(g) of the Act:

                                     Common

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

         The aggregate market value of the voting stock held by Non-affilitates of the registrant at May 1, 1996 was 3,167,211.

         Documents incorporated by reference-None.

                                      INDEX




                                                                      PAGE
                                                                      ----
Part 1. Financial Statements

         Balance Sheets                                               3 - 4

         Statements of  Operations  -
            First Quarter Ended March 31, 1995 and 1996 and from
            the Company's inception (October 21, 1983) through
                 March 31, 1996                                           5


         Statements of Cash Flows
            First Quarter Ended March 31, 1995 and 1996 and from
            the Company's inception (October 21, 1983) through
                 March 31, 1996                                       6 - 7


         Notes to Financial Statements                                    8


         Management's Discussion and Analysis                             9



Part 2.  Other Information                                               10

                    [LETTERHEAD OF JONES, JENSEN & COMPANY]



                          INDEPENDENT AUDITORS' REPORT



April 25, 1996



The Board of Directors
Blue Jay Enterprises, Inc.
(A Development Stage Company)
Los Angeles, California

The accompanying balance sheet as of March 31, 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows as of March 31, 1996 and 1995 and from inception on December 1, 1980 through March 31, 1996 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated February 14, 1996.

/s/ Jones, Jensen & Company
- - ---------------------------
Jones, Jensen & Company

                            MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                       December 31,   March 31,
                                           1995         1996
                                         --------     --------
                                                     (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents              $  1,226     $ 16,896
                                         --------     --------
    TOTAL CURRENT ASSETS                    1,226       16,896
                                         --------     --------
FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation         100,958      100,067
                                         --------     --------
OTHER ASSETS
  Intangible Assets, Net of
      Accumulated Amortization             22,658       22,161
  Investment in Tensiodyne Corporation       --           --
  Note Receivable (Including
      Accrued Interest)                    23,661       24,168
  Refundable Deposit                        2,189        2,189
                                         --------     --------
    TOTAL OTHER ASSETS                     48,508       48,518
                                         --------     --------
    TOTAL ASSETS                         $150,692     $165,481
                                         ========     ========

                             See accompanying notes

                            MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                     December 31,     March 31,
                                                                         1995           1996
                                                                      -----------    -----------
                                                                                     (Unaudited)
CURRENT LIABILITIES
  Accrued Legal Fees                                                  $   111,343    $   106,343
  Other Accrued Expenses                                                   30,236         30,236
  Accrued Officers Salary                                                 172,000        277,000
  Loan Payable - Officer                                                   23,272         49,522
  Loan Payable - Others                                                    84,439         84,439
  Payable on Research and
     Development Sponsorship                                              188,495        188,495
                                                                      -----------    -----------
    TOTAL CURRENT LIABILITIES                                             609,785        736,035

Loans Payable - Officer                                                   113,268        115,817
Loans Payable - Other                                                      60,829         62,198
                                                                      -----------    -----------
    TOTAL LIABILITIES                                                     783,882        914,049
                                                                      -----------    -----------
REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock, $.001 Par Value
     Authorized 510 Shares, Outstanding 15 Shares at December
     31, 1995 and March 31, 1996; Redeemable at $10,000 Per Share
     After January 31, 2004                                               150,000        150,000
                                                                      -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 10,000,000
     Shares, Outstanding 2,157,880, at December 31, 1995, and
     2,167,880 Shares at March 31, 1996                                     2,157          2,167
  Class B Common Stock, $.001 Par Value, Authorized 300,000
     Shares, Outstanding 60,000 Shares                                         60             60
  Class A Preferred, $.001 Par Value, Authorized 10,000,000 Shares
     Outstanding 350,000 Shares                                               350            350
  Additional Paid in Capital                                            1,763,698      1,788,688
  Less Notes Receivable - Common Stock                                    (14,720)       (14,720)
  Deficit Accumulated During the Development Stage                     (2,380,135)    (2,520,513)
                                                                      -----------    -----------
                                                                         (628,590)      (743,968)
   Less: Treasury Stock (62,000 Shares of Class A Common) - At Cost      (154,600)      (154,600)
                                                                      -----------    -----------
  TOTAL STOCKHOLDERS' (DEFICIT)                                          (783,190)      (898,568)
                                                                      -----------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
       (DEFICIT)                                                      $   150,692    $   165,481
                                                                      ===========    ===========

                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                  For the Three Months      From Inception
                                                         Ended            (October 21, 1983)
                                                  March 31,   March 31,         Through
                                                    1995        1996         March 31, 1996
                                                 ---------    ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              $ (54,530)   $(140,378)      $(2,520,513)
                                                 ---------    ---------       -----------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                      3,744        1,388           156,172
  Gain on Sale of Tensiodyne Corporation
      Common Stock                                      --       (9,656)           (9,656)
  Charge off of Deferred Offering Costs                 --           --            31,480
  Loss on Sale of Equipment                             --           --            12,780
  Issuance of Common Stock for Services                 --           --           279,498
  Issuance of Stock for Agreement Modification          --           --               152
  Forgiveness of Indebtedness                           --           --           165,000
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                        --      100,000           413,578
  Interest Accrued on Note Payable                   3,634        3,917            14,787
  Increase in Research and Development
     Sponsorship Payable                                --           --           188,495
  (Increase) in Note for Litigation Settlement        (465)        (507)          (24,168)
  (Increase) in Deposits                                --           --            (2,189)
                                                 ---------    ---------       -----------
    TOTAL ADJUSTMENTS                                6,913       95,142         1,225,929
                                                 ---------    ---------       -----------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                            (47,617)     (45,236)       (1,294,584)
                                                 ---------    ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                       --           --            10,250
  Proceeds from Sale of Tensiodyne Corporation
      Common Stock                                      --        9,656             9,656
  Purchase of Property and Equipment                    --           --          (226,109)
  (Increase) in Other Assets                            --           --           (69,069)
  Payment for License Agreement                         --           --            (6,250)
                                                 ---------    ---------       -----------
  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                 --        9,656          (281,522)
                                                 ---------    ---------       -----------

                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                        For the Three Months      From Inception
                                                Ended           (October 21, 1983)
                                        March 31,    March 31,       Through
                                           1995        1996       March 31, 1996
                                        ---------    --------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs               $    --      $ 25,000       $  583,279
  Costs incurred in Offering                 --          --            (31,480)
  Sale of Common Stock Warrants              --          --             18,250
  Sale of Preferred Stock                    --          --            258,500
  Sale of Redeemable Preferred Stock         --          --            150,000
  Capital Contributions                      --          --            301,068
  Loans From Officers                      53,253      26,250          339,307
  Repayments to Officer                      --          --           (165,586)
  Increase in Loan Payable-Others             668        --            139,664
                                        ---------    --------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:      53,921      51,250        1,593,002
                                        ---------    --------       ----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                    6,304      15,670           16,896
BEGINNING BALANCE CASH AND
    CASH EQUIVALENTS                       (6,270)      1,226             --
                                        ---------    --------       ----------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                         $      34    $ 16,896       $   16,896
                                        =========    ========       ==========

                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                  (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1995 and 1996 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                            MATERIAL TECHNOLOGY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

The Company had no sales during the three month periods ended March 31, 1995 and 1996. The only revenue generated during the first quarter of 1995 was interest in the amount of $464 which consisted of interest of that accrued on a note due the Company. Revenue generated during the first quarter of 1996 consisted of interest of $507 which accrued on a note due the Company and $9,656 on the sale common stock of Tensiodyne Corporation which the Company received on settlement of past claims which it had against Tensiodyne.

During the three month periods ended March 31, 1995, the Company incurred approximately $7,467 in development costs all of which related to testing. The Company did not incur any expenses relating to its product development during the first quarter of 1996.

General and administration costs were $47,527 and $150,541, respectively, for the three-month periods ended March 31, 1995 and 1996. The major costs incurred during the first quarter of 1995 consisted of travel of $14,141, telephone of $4,737, rent of $8,760, and professional fees of $8,199. The major costs incurred during the first quarter of 1996 consisted of officer's salary of $105,000, professional fees of approximately $20,183, telephone expense of approximately $4,813, office expense of $8,051, and rent of $3,862.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31, 1995 and 1996 were $1,226 and $16,896, respectively. During the first quarter of 1995, the Company received $53,253 from officer loans and increase loans from third party by $683. Of the $53,921 borrowed, $47,617 was used in operations and $6,270 covered the Company's overdraft as of December 31, 1994. During the first quarter of 1996, the Company received $25,000 from its officers on the sale of its Class A Common Stock, $26,250 from Officer advances and $9,656 from the sale of Tensiodyne Corporation common stock. Of the $60,906 received in 1996, $45,236 was used in operations.

         PART II. OTHER INFORMATION


         ITEM 2. CHANGES IN SECURITIES

                  On February 9, 1996, the Corporation's Board of Directors adopted Material Technology, Inc.'s 1996 Stock Option Plan. The plan authorizes the Corporation to issue to the Corporation's key employees, advisors, consultants, directors, and officers options to purchase shares of the Corporation's common stock. Under the plan, the Corporation may issue options to purchase up 120,000 shares of the Corporation's Common Stock on terms and conditions consistent with the Plan and determined by the officers of the Corporation at the time the options are issued.

                  On February 21, 1996, the Corporation registered the shares to be issued pursuant to the plan with the Securities and Exchange Commission by filing a Form S-8 registration statement.

                  As of May 10, 1996, the Corporation has granted 40,000 options under the Corporation's 1996 Stock Option Plan.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  From 1994 to 1995, no annual meeting of stockholders of the Corporation has been held. Delaware law specifies that an annual meeting of stockholders should be held but provides no penalty for failure of the corporation to do so. Since the Corporation has not conducted significant business operations for the last several years, the Corporation's directors and officers deemed that no annual meeting was necessary or advisable. Given the Corporation's lack of funds, the cost of an annual meeting was prohibitively expensive.

                  On April 10, 1996, in accordance with Section 228(a) of the General Corporation Law of Delaware, the majority shareholder Robert M. Bernstein consented on behalf of the Corporation's shareholders to the election of Robert M. Bernstein, Joel R. Freedman, and John Goodman as the Corporation's directors and approved the Board of Directors' adoption of the Corporation's 1996 Stock Option Plan. By unanimous consent, these Directors then named Robert M. Bernstein as the Corporation's Chief Executive Officer, President, and Chief Financial Officer and named Joel R. Freedman as the Secretary of the Corporation.

                  In accordance with Section 228(d) of the General Corporation Law of Delaware, the Corporation notified its nonvoting shareholders of the shareholder action by consent electing directors and approving the 1996 Stock Option Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Material Technology, Inc.
                            -------------------------
                                   Registrant



                        ---------------------------------
                    Robert M. Bernstein, President and Chief
                                Financial Officer