Form 10-Q
period 1996-06-30
MATERIAL TECHNOLOGY INC
filed 1996-08-08
CIK 929425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: June 30, 1996            Commission file number: 3383526

                           MATERIAL TECHNOLOGY, INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                                   95-4453386
- ---------------------------------------------             -------------------
(State or other jurisdiction of incorporation                (IRS Employer
               or organization)                           identification No.)


                          11835 West Olympic Boulevard
                                 East Tower 705
                          Los Angeles, California
           ---------------------------------------------------------
                    (address of principal executive offices)
                                (Zip Code) 90064


                                (310) 208-5589
           ---------------------------------------------------------
              (Registrant's telephone number including area code)

          Securities Registered pursuant to Section 12(g) of the Act:

                                     Common
                                     -------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

         The aggregate market value of the voting stock held by Non-affiliates of the registrant at July 15, 1996 was 3,347,211.

         Documents incorporated by reference-None.

                                     INDEX



                                                                                                      PAGE
                                                                                                      ------
Part 1. Financial Statements

Balance Sheets                                                                                        3 - 4

Statements of  Operations  -
   Second Quarter Ended June 30, 1995 and 1996 and from
   the Company's inception (October 21, 1983) through
   June 30, 1996                                                                                        5


Statements of Cash Flows
   Second Quarter Ended June 30, 1995 and 1996 and from
   the Company's inception (October 21, 1983) through
   June 30, 1996                                                                                      6 - 7


Notes to Financial Statements                                                                           8


Management's Discussion and Analysis                                                                  9 - 10



Part 2.  Other Information                                                                              11

                           MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                    December 31    June 30,
                                                        1995         1996
                                                    -----------   ----------
                                                                  (Unaudited)

CURRENT ASSETS
  Cash and Cash Equivalents                          $    1,226   $   57,293
  Loan Recievable                                                      1,616
                                                     ----------   ----------
    TOTAL CURRENT ASSETS                                  1,226       58,909
                                                     ----------   ----------

FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation                       100,958       99,176
                                                     ----------   ----------
OTHER ASSETS
   Intangible Assets, Net of
      Accumulated Amortization                           22,658       31,664
  Investment in Tensiodyne Corporation
  Note Receivable (Including
    Accrued Interest)                                    23,661       24,685
  Refundable Deposit                                      2,189        2,189
                                                     ----------   ----------
    TOTAL OTHER ASSETS                                   48,508       58,538
                                                     ----------   ----------
    TOTAL ASSETS                                     $  150,692   $  216,623
                                                     ==========   ==========



                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
                                 BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                            December 31,     June 30,
                                                                               1995            1996
                                                                            ----------      ----------
                                                                                            (Unaudited)
CURRENT LIABILITIES
  Legal Fees Payable                                                        $  111,343      $  106,343
  Accounts Payable - Other                                                      30,236          30,023
  Accrued Officers Salary                                                      172,000         277,000
  Loan Payable - Officer                                                        23,272          26,996
  Loan Payable-Others                                                           84,439          84,269
  Payable on Research and
     Development Sponsorship                                                   188,495         188,495
                                                                            ----------      ----------
    TOTAL CURRENT LIABILITIES                                                  609,785         713,126

Loans Payable - Officer                                                        113,268         118,366
Loans Payable - Other                                                           60,829          63,567
                                                                            ----------      ----------
    TOTAL LIABILITIES                                                          783,882         895,059
                                                                            ----------      ----------
REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock, $.001 Par Value
     Authorized 510 Shares, Outstanding 15 Shares at December
     31, 1995 and March 31, 1996; Redeemable at $10,000 Per Share
     After January 31, 2004                                                    150,000         150,000
                                                                            ----------      ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 10,000,000
     Shares, Outstanding 2,157,880, at December 31, 1995, and
      2,207,880 Shares at June 30, 1996                                          2,157           2,207
  Class B Common Stock, $.001 Par Value, Authorized 300,000
     Shares, Outstanding 60,000 Shares                                              60              60
   Class A Preferred, $.001 Par Value, Authorized 10,000,000 Shares
     Outstanding 350,000 Shares                                                    350             350
  Additional Paid in Capital                                                 1,763,698       1,901,148
  Less Notes Receivable - Common Stock                                         (14,720)        (14,720)
  Deficit Accumulated During the Development Stage                          (2,380,135)     (2,562,881)
                                                                            ----------      ----------
                                                                              (628,590)       (673,836)
   Less: Treasury Stock (62,000 Shares of Class A Common) - At Cost           (154,600)       (154,600)
                                                                            ----------      ----------
  TOTAL STOCKHOLDERS' (DEFICIT)                                               (783,190)       (828,436)
                                                                            ----------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
       (DEFICIT)                                                            $  150,692      $  216,623
                                                                            ==========      ==========





                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                             From Inception
                                                     For the Three Months Ended  For the Six Month Ended   (October 21, 1983)
                                                                June 30,                June 30,                 Through
                                                         1995            1996      1995           1996         June 30, 1996
                                                     -----------    ----------- -----------    -----------    ---------------
                                                      (Unaudited)    (Unaudited) (Unaudited)   (Unaudited)      (Unaudited)
REVENUES
  Sale of Fatigue Fuses                              $        --     $       --   $      --    $       --       $    64,505
  Sale of Royalty Interests                                   --             --          --            --           198,750
  Research and Development Revenue                            --             --          --            --           712,580
  Test Services                                               --             --          --            --            10,870
                                                     -----------     ----------   ---------    -----------      -----------
    TOTAL REVENUES                                            --             --          --            --           986,705
                                                     -----------     ----------   ---------    -----------      -----------

COSTS AND EXPENSES
  Research and Development                                  3,673            --       11,140           --         1,497,596
  General and Administrative                               47,321         42,885      88,892       193,426        1,871,448
                                                      -----------    -----------  ----------   -----------      -----------
    TOTAL COSTS AND EXPENSES                               50,994         42,885     100,032       193,426        3,369,044
                                                      -----------    -----------  ----------   -----------      -----------
    INCOME (LOSS) FROM OPERATIONS                         (50,994)       (42,885)   (100,032)     (193,426)      (2,382,339)
                                                      -----------    -----------  ----------   -----------      -----------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                                                     --            --           (18,802)
  Interest Income                                             484            517         948         1,024           38,084
  Gain on Sale of Tensiodyne Corporation Common Stock         --             --          --          9,656            9,656
  Miscellaneous Income                                        --             --          --            --            25,145
  Loss on Sale of Equipment                                   --             --          --            --           (12,780)
  Settlement of Teaming Agreement                             --             --          --            --            50,000
  Litigation Settlement                                       --             --          --            --            18,095
                                                      -----------    -----------  ----------   -----------      -----------
    TOTAL OTHER INCOME                                        484            517         948        10,680          109,398
                                                      -----------    -----------  ----------   -----------      -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                    (50,510)       (42,368)    (99,084)     (182,746)      (2,272,941)
PROVISION FOR INCOME TAXES                                    --             --          --            --            (7,000)
                                                      -----------    -----------  ----------   -----------      -----------
    NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEMS                                   (50,510)       (42,368)    (99,084)     (182,746)      (2,279,941)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                         --             --          --            --          (289,940)
  Utilization of Operating  Loss Carry forward                --             --          --            --             7,000
                                                      -----------    -----------  ----------   -----------      -----------
    NET INCOME (LOSS)                                 $   (50,510)   $   (42,368) $  (99,084)  $  (182,746)     $(2,562,881)
                                                      ===========    ===========  ==========   ===========      ===========

PER SHARE DATA
  Income (Loss) Before Extraordinary Item                                                      $     (0.08)
  Extraordinary Items                                                                                  --
                                                                                               -----------
    NET INCOME (LOSS)                                                                          $     (0.08)
                                                                                               ===========
  COMMON SHARES OUTSTANDING                                                                      2,207,880
                                                                                               ===========




                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                            From Inception
                                                       For the Three Months Ended For the Six Months Ended (October 21, 1983)
                                                                 June 30,                June 30,             Through
                                                            1995         1996       1995         1996       June 30, 1996
                                                        -----------  ----------- -----------  -----------  --------------
                                                        (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                      $ (50,510)   $ (42,368)  $ (99,084)   $(182,746)  $(2,562,881)
                                                         ---------    ---------   ---------    ---------   -----------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                              1,389        1,388       2,777        2,776       157,560
  Gain on Sale of Tensiodyne Corporation
      Common Stock                                              -            -           -        (9,656)       (9,656)
  Charge off of Deferred Offering Costs                     31,480           -       31,480                     31,480
  Loss on Sale of Equipment                                     -            -           -            -         12,780
  Issuance of Common  Stock for Services                        -            -           -            -        279,498
  Issuance of Stock for Agreement Modification                  -            -           -            -            152
  Forgiveness of Indebtedness                                   -            -           -            -        165,000
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                               (35)        (214)         -        99,786       413,364
  Interest Accrued on Note Payable                             685        3,919       1,352        7,836        18,706
  Increase in Research and Development
     Sponsorship Payable                                        -            -           -            -        188,495
  (Increase) in Note for Litigation Settlement                (475)        (516)       (940)      (1,023)      (24,684)
  (Increase) in Deposits                                        -            -           -            -         (2,189)
                                                         ---------    ---------   ---------    ---------   -----------
    TOTAL ADJUSTMENTS                                       33,044        4,577      34,669       99,719     1,230,506
                                                         ---------    ---------   ---------    ---------   -----------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                    (17,466)     (37,791)    (64,415)     (83,027)   (1,332,375)
                                                         ---------    ---------   ---------    ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                               -                        -            -         10,250
  Proceeds from Sale of Tensiodyne Corporation
      Common Stock                                              -                        -         9,656         9,656
  Purchase of Property and Equipment                            -                        -            -       (226,109)
  (Increase) in Patent Costs                                    -       (10,000)         -       (10,000)      (10,000)
  (Increase) in Other Assets                                    -                        -            -        (69,069)
  Payment for License Agreement                                 -            -           -            -         (6,250)
                                                         ---------    ---------   ---------    ---------   -----------
  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                         -       (10,000)         -          (344)     (291,522)
                                                         ---------    ---------   ---------    ---------   -----------



                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                            From Inception
                                                      For the Three Months Ended For the Six Months Ended (October 21, 1983)
                                                                 June 30,                 June 30,            Through
                                                         1995           1996        1995          1996      June 30, 1996
                                                      -----------    ----------- -----------   -----------  -------------
                                                      (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs                               $        -   $  112,500           -      137,500       695,779
  Costs incurred in Offering                                     -            -           -            -       (31,480)
  Sale of Common Stock Warrants                                  -            -           -            -        18,250
  Sale of Preferred Stock                                        -            -           -            -       258,500
  Sale of Redeemable Preferred Stock                             -            -           -            -       150,000
  Capital Contributions                                          -            -           -            -       301,068
  Loans  From  Officers                                     17,432        8,074      70,685       34,324       347,381
  Repayments to Officer                                          -      (30,600)          -      (30,600)     (196,186)
  (Increase) in Loans - Other                                    -       (1,616)          -       (1,616)       (1,616)
  Increase (Decrease) in Loan Payable-Others                     -         (170)          -         (170)      139,494
                                                        ----------   ----------  ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:                       17,432       88,188      70,685      139,438     1,681,190
                                                        ----------   ----------  ----------   ----------    ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                     (34)      40,397       6,270       56,067        57,293
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                                          34       16,896      (6,270)       1,226           --
                                                        ----------   ----------  ----------   ----------    ----------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                         $        -   $   57,293  $        -   $   57,293        57,293
                                                        ==========   ==========  ==========   ==========    ==========





                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                 (FORMERLY  TENSIODYNE SCIENTIFIC CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1995 and 1996 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                        MATERIAL TECHNOLOGY, INC.  MANAGEMENT'S
                  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996

The Company had no sales during the six month periods ended June 30, 1995 and 1996. The only revenue generated during the first two quarters of 1995 was interest in the amount of $ 984 which consisted of interest that accrued on a note due the Company. Revenue generated during the first two quarters of 1996 consisted of interest of $1,024 which accrued on a note due the Company and $9,656 on the sale common stock of Tensiodyne Corporation which the Company received on settlement of past claims which it had against Tensiodyne.

During the six month period ended June 30, 1995, the Company incurred approximately $11,140 in development costs all of which related to testing. The Company did not incur any expenses relating to its product development during 1996.

General and administration costs were $88,892 and $193,426 respectively, for the six-month periods ended June 30, 1995 and 1996. The major costs incurred during the first six months of 1995 consisted of travel of $16,522, telephone of $9,595, rent of $8,760, office expense of $5,578, professional fees of $4,315 and the charge off to operations of deferred offering costs of $31,480. The major costs incurred during 1996, consisted of officer's salary of $105,000, professional fees of approximately $34,448, telephone expense of approximately $10,709, office expense of $8,195, rent of $10,871, interest expense of $7,836, and filing fees of $3,050.

FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996

The Company had no sales during the three month periods ended June 30, 1995 and 1996. The only revenue generated during the second two quarters of 1995 and 1996 were interest in the amounts of $ 475 and $ 516, respectively. The interest income consisted of interest which accrued on a note due the Company.

During the three month period ended June 30, 1995, the Company incurred approximately $3,673 in development costs all of which related to testing.. The Company did not incur any expenses relating to its product development during the 1996.

General and administration costs were $47,321 and $42,885 respectively, for the three-month periods ended June 30, 1995 and 1996. The major costs incurred during the three months of 1995 consisted of travel expense of $2,381, telephone of $4,858, office expense of $4,885, and the charge off to operations of deferred offering costs of $31,480. The major costs incurred during 1996, consisted of professional fees of approximately $14,265, telephone expense of approximately $5,896, travel of $7,214, rent of $7,008, interest expense of $3,918, and filing fees of $3,050.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of  June 30, 1995 and 1996 were $   .00,  and
$57,293, respectively. During the 1995, the Company received $70,685 from officer loans. Of the $70,685 borrowed in 1995, $64,415 was used in operations and $6,270 covered the Company's overdraft as of December 31, 1994. During 1996, the Company received $137,500 through the issuance of 50,000 shares of its common stock pursuant to the Company's Stock Option Plan, $34,324 from Officer advances, and $9,656 from the sale of Tensiodyne Corporation common stock. Of the $181,480 received in 1996, $83,027 was used in operations, $10,000 was used in obtaining a patent, and $30,600 was repaid on officer advances.

         PART II. OTHER INFORMATION


         ITEM 2. CHANGES IN SECURITIES

                  During the six month period ended June 30, 1996, the Company recieved $137,500 through the issuance of 50,000 shares of its common stock pursuant to the Company's Stock Option Plan. $25,000 was recieved during the first quarter through the issuance of 10,000 shares to the Company's Secretary. $112,500 was recieved through the issuance of 40,000 shares to Company consultants.




         PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           MATERIAL TECHNOLOGY, INC.
                           -------------------------
                                   REGISTRANT


                            /s/  ROBERT M. BERNSTEIN
                    ----------------------------------------
                    ROBERT M. BERNSTEIN, PRESIDENT AND CHIEF
                               FINANCIAL OFFICER



                       DATE:          7/2/         ,1996
                            -----------------------