Form 10-Q
period 1996-09-30
MATERIAL TECHNOLOGY INC
filed 1996-11-05
CIK 929425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: September 30, 1996        Commission file number: 3383526

                            MATERIAL TECHNOLOGY, INC.
                            -------------------------
           (Exact name of registrant as specified in its charter)



                Delaware                                     95-4453386
---------------------------------------------             ------------------
(State or other jurisdiction of incorporation               (IRS Employer
            or organization)                              identification No.)



                          11835 West Olympic Boulevard
                                 East Tower 705
                          Los Angeles, California
                    ---------------------------------------
                    (address of principal executive offices)
                                (Zip Code) 90064


                                (310) 208-5589
                    ---------------------------------------
              (Registrant's telephone number including area code)

          Securities Registered pursuant to Section 12(g) of the Act:

                                     Common

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X   No
                                                ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

         The aggregate market value of the voting stock held by Non-affiliates of the registrant at October 25, 1996 was 3,447,211.

         Documents incorporated by reference - None.

                                     INDEX




                                                                                                     PAGE
                                                                                                     ----
Part 1. Financial Statements

         Balance Sheets                                                                               3 - 4

         Statements of  Operations  -
            Third Quarter Ended September 30, 1995 and 1996 and from
            the Company's inception (October 21, 1983) through
            September 30, 1996                                                                        5


         Statements of Cash Flows
            Third Quarter Ended September 30, 1995 and 1996 and from
            the Company's inception (October 21, 1983) through
            September 30, 1996                                                                        6 - 7


   Notes to Financial Statements                                                                      8


         Management's Discussion and Analysis                                                         9 - 10



Part 2.  Other Information                                                                           11

                           MATERIAL TECHNOLOGY, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                              December 31,  September 30,
                                                                                1995            1996
                                                                             -----------    -------------
                                                                                             (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents                                                  $   1,226     $    23,165
  Loan Recievable                                                                    -           1,616
                                                                             ---------     -----------
    TOTAL CURRENT ASSETS                                                         1,226          24,781
                                                                             ---------     -----------

FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation                                              100,958          97,788
                                                                             ---------     -----------

OTHER ASSETS
   Intangible Assets, Net of
      Accumulated Amortization                                                  22,658          31,167
  Investment in Tensiodyne Corporation                                               -               -
  Note Receivable (Including
    Accrued Interest)                                                           23,661          25,185
  Refundable Deposit                                                             2,189           2,189
                                                                             ---------     -----------

    TOTAL OTHER ASSETS                                                          48,508          58,541
                                                                             ---------     -----------

    TOTAL ASSETS                                                             $ 150,692     $   181,110
                                                                             =========     ===========





                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

                                                                              December 31,  September 30,
                                                                                1995            1996
                                                                             -----------    -------------
                                                                                             (Unaudited)
CURRENT LIABILITIES
  Legal Fees Payable                                                        $   111,343      $   106,343
  Accounts Payable - Other                                                       30,236           30,023
  Accrued Officers Salary                                                       172,000          389,500
  Loan Payable - Officer                                                         23,272            1,796
  Loan Payable - Others                                                          84,439           84,269
  Payable on Research and
     Development Sponsorship                                                    188,495          188,495
                                                                            -----------      -----------

    TOTAL CURRENT LIABILITIES                                                   609,785          800,426

Loans Payable - Officer                                                         113,268          122,285
Loans Payable - Other                                                            60,829           63,567
                                                                            -----------      -----------

    TOTAL LIABILITIES                                                           783,882          986,278
                                                                            -----------      -----------

REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock, $.001 Par Value
     Authorized 510 Shares, Outstanding 15 Shares at December
     31, 1995 and March 31, 1996; Redeemable at $10,000 Per Share
     After January 31, 2004                                                     150,000          150,000
                                                                            -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 10,000,000
     Shares, Outstanding 2,157,880, at December 31, 1995, and
     2,221,880 Shares at September 30, 1996                                       2,157            2,221
  Class B Common Stock, $.001 Par Value, Authorized 300,000
     Shares, Outstanding 60,000 Shares                                               60               60
   Class A Preferred, $.001 Par Value, Authorized 10,000,000 Shares
     Outstanding 350,000 Shares                                                     350              350
  Additional Paid in Capital                                                  1,763,698        1,937,674
  Less Notes Receivable - Common Stock                                          (14,720)         (14,720)
  Deficit Accumulated During the Development Stage                           (2,380,135)      (2,726,153)
                                                                            -----------      -----------
                                                                               (628,590)        (800,568)
   Less: Treasury Stock (62,000 Shares of Class A Common) - At Cost            (154,600)        (154,600)
                                                                            -----------      -----------

  TOTAL STOCKHOLDERS' (DEFICIT)                                                (783,190)        (955,168)
                                                                            -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $   150,692      $   181,110
                                                                            ===========      ===========





                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                From Inception
                                                      For the Three Months Ended  For the Nine Months Ended   (October 21, 1983)
                                                            September 30,                September 30,              Through
                                                         1995           1996         1995          1996       September 30, 1996
                                                      -----------    -----------  -----------  -------------  ------------------
                                                      (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)      (Unaudited)
 REVENUES
  Sale of Fatigue Fuses                                $     --       $      --   $      --    $         --      $     64,505
  Sale of Royalty Interests                                  --              --          --              --           198,750
  Research and Development Revenue                           --              --          --              --           712,580
  Test Services                                              --              --          --              --            10,870
                                                       ---------      ----------  ----------   -------------     ------------
    TOTAL REVENUES                                           --              --          --              --           986,705
                                                       ---------      ----------  ----------   -------------     ------------

COSTS AND EXPENSES
  Research and Development                                 3,964             --       15,104             --         1,497,596
  General and Administrative                              50,020         163,772     138,912         357,198        2,035,220
                                                       ---------      ----------  ----------   -------------     ------------
    TOTAL COSTS AND EXPENSES                              53,984         163,772     154,016         357,198        3,532,816
                                                       ---------      ----------  ----------   -------------     ------------
    INCOME (LOSS) FROM OPERATIONS                        (53,984)       (163,772)   (154,016)       (357,198)      (2,546,111)
                                                       ---------      ----------  ----------   -------------     ------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                                                     --              --           (18,802)
  Interest Income                                            485             500       1,433           1,524           38,584
  Gain on Sale of Tensiodyne Corporation Common Stock        --              --          --            9,656            9,656
  Miscellaneous Income                                       --              --          --              --            25,145
  Loss on Sale of Equipment                                  --              --          --              --           (12,780)
  Settlement of Teaming Agreement                            --              --          --              --            50,000
  Litigation Settlement                                      --              --          --              --            18,095
                                                       ---------      ----------  ----------   -------------     ------------
    TOTAL OTHER INCOME                                       485             500       1,433          11,180          109,898
                                                       ---------      ----------  ----------   -------------     ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                   (53,499)       (163,272)   (152,583)       (346,018)      (2,436,213)
PROVISION FOR INCOME TAXES                                   --              --          --              --            (7,000)
                                                       ---------      ----------  ----------   -------------     ------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                                (53,499)       (163,272)   (152,583)       (346,018)      (2,443,213)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                        --              --          --              --          (289,940)
  Utilization of Operating Loss Carry forward                --              --          --              --             7,000
                                                       ---------      ----------  ----------   -------------     ------------
    NET INCOME (LOSS)                                  $ (53,499)     $ (163,272) $ (152,583)  $    (346,018)    $ (2,726,153)
                                                       =========      ==========  ==========   =============     ============

PER SHARE DATA
  Income (Loss) Before Extraordinary Item                                                      $      (0.16)
  Extraordinary Items                                                                                    --
                                                                                               -------------
    NET INCOME (LOSS)                                                                          $      (0.16)
                                                                                               -------------
  COMMON SHARES OUTSTANDING                                                                        2,221,880
                                                                                               =============





                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                             From Inception
                                                  For the Three Months Ended   For the Nine Months Ended   (October 21, 1983)
                                                        September 30,                September 30,              Through
                                                     1995           1996           1995        1996        September 30, 1996
                                                  -----------    -----------     ----------  ----------    ------------------
                                                  (Unaudited)    (Unaudited)    (Unaudited) (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                 $(53,499)    $(163,272)     $(152,583)   $(346,018)       $(2,726,153)
                                                    --------     ---------      ---------    ---------        -----------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                        1,389         1,885          4,166        4,661            159,445
  Gain on Sale of Tensiodyne Corporation
      Common Stock                                       --            --             --        (9,656)            (9,656)
  Charge off of Deferred Offering Costs                  --            --          31,480          --              31,480
  Loss on Sale of Equipment                              --            --             --           --              12,780
  Issuance of Common  Stock for Services                 --            --             --           --             279,498
  Issuance of Stock for Agreement Modification           --            --             --           --                 152
  Forgiveness of Indebtedness                            --            --             --           --             165,000
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                         702       112,500          2,054      212,286            525,864
  Interest Accrued on Note Payable                       --          3,919            --        11,755             22,625
  Increase in Research and Development
     Sponsorship Payable                                 --            --             --           --             188,495
  (Increase) in Note for Litigation Settlement          (484)         (500)        (1,424)      (1,523)           (25,184)
  (Increase) in Deposits                                 --            --             --           --              (2,189)
                                                    --------     ---------      ---------    ---------        -----------
    TOTAL ADJUSTMENTS                                  1,607       117,804         36,276      217,523          1,348,310
                                                    --------     ---------      ---------    ---------        -----------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                              (51,892)      (45,468)      (116,307)    (128,495)        (1,377,843)
                                                    --------     ---------      ---------    ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                        --            --             --           --              10,250
  Proceeds from Sale of Tensiodyne Corporation                         --
      Common Stock                                       --            --             --         9,656              9,656
  Purchase of Property and Equipment                     --            --             --           --            (226,109)
  (Increase) in Patent Costs                             --            --                      (10,000)           (10,000)
  (Increase) in Other Assets                             --            --             --           --             (69,069)
  Payment for License Agreement                          --            --             --           --              (6,250)
                                                    --------     ---------      ---------    ---------        -----------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                  --            --             --          (344)          (291,522)
                                                    --------     ---------      ---------    ---------        -----------





                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                            From Inception
                                                 For the Three Months Ended    For the Nine Months Ended  (October 21, 1983)
                                                       September 30,                 September 30,             Through
                                                     1995          1996            1995         1996      September 30, 1996
                                                 ------------   ----------      ----------   ----------   ------------------
                                                 (Unaudited)    (Unaudited)     (Unaudited)  (Unaudited)      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs                         $    --       $  36,540             --       174,040          732,319
  Costs incurred in Offering                           --             --              --           --           (31,480)
  Sale of Common Stock Warrants                        --             --              --           --            18,250
  Sale of Preferred Stock                              --             --              --           --           258,500
  Sale of Redeemable Preferred Stock                   --             --              --           --           150,000
  Capital Contributions                                --             --              --           --           301,068
  Loans  From  Officers                                --             --           70,685       34,324          347,381
  Repayments to Officer                                --         (25,200)            --       (55,800)        (221,386)
 ( Increase) in Loans - Other                                         --              --        (1,616)          (1,616)
  Increase (Decrease) in Loan Payable-Others        58,000            --           58,000         (170)         139,494
                                                  --------      ---------       ---------    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:               58,000         11,340         128,685      150,778        1,692,530
                                                  --------      ---------       ---------    ---------        ---------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                           6,108        (34,128)         12,378       21,939           23,165
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                                 --          57,293          (6,270)       1,226              --
                                                  --------      ---------       ---------    ---------        ---------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                   $  6,108      $  23,165       $   6,108    $  23,165           23,165
                                                  ========      =========       =========    =========        =========





                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995 and 1996 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                           MATERIAL TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

The Company had no sales during the nine month periods ended September 30, 1995, and 1996. The only revenue generated during the first three quarters of 1995 was interest in the amount of $1,433 which consisted of interest that accrued on a note due the Company. Revenue generated during the first three quarters of 1996 consisted of interest of $1,524 which accrued on a note due the Company and $9,656 on the sale common stock of Tensiodyne Corporation which the Company received on settlement of past claims which it had against Tensiodyne.

During the nine month period ended September 30, 1995, the Company incurred approximately $15,104 in development costs all of which related to testing. The Company did not incur any expenses relating to its product development during 1996.

General and administration costs were $138,912 and $357,198, respectively, for the nine-month periods ended September 30, 1995 and 1996. The major costs incurred during the first nine months of 1995 consisted of travel of $27,214, telephone of $16,800, rent of $8,760, professional fees of $19,617, office expense of $19,737, and the charge off to operations of deferred offering costs of $31,480. The major costs incurred during 1996, consisted of officer's salary of $217,500, professional fees of approximately $54,259, telephone expense of approximately $16,231, office expense of $6,717, rent of $16,307, interest expense of $11,757, and filing fees of $3,050.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

The Company had no sales during the three month periods ended September 30, 1995, and 1996. The only revenue generated during the third quarters of 1995 and 1996 was interest in the amounts of $485 and $500, respectively. The interest income consisted of interest which accrued on a note due the Company.

During the three month period ended September 30, 1995, the Company incurred approximately $3,964 in development costs all of which related to testing. The Company did not incur any expenses relating to its product development during the 1996.

General and administration costs were $50,020 and $163,772 respectively, for the three-month periods ended September 30, 1995 and 1996. The major costs incurred during the three months of 1995 consisted of travel expense of $9,388, telephone of $6,302, office expense of $11,968, and the professional services of $18,047. The major costs incurred during 1996, consisted of professional fees of approximately $19,811, telephone expense of approximately $5,522, travel of $5,846, rent of $5,435, interest expense of $3,919, and officer's salary of $112,500.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of September 30, 1995 and 1996 were $6,108, and $23,165, respectively. During 1995, the Company received $70,685 from officer loans and $58,000 in loans from a third party. Of the $128,685 borrowed in 1995, $116,307 was used in operations and $6,270 covered the Company's overdraft as of December 31, 1994. During 1996, the Company received $174,040 through the issuance of 64,000 shares of its common stock pursuant to the Company's Stock Option Plan, $34,324 from Officer advances, and $9,656 from the sale of Tensiodyne Corporation common stock. Of the $218,020 received in 1996, $45,468 was used in operations, $10,000 was used in obtaining a patent, $55,800 was repaid on officer advances, and $1,786 was repaid on third party loans.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

         During the nine month period ended September 30, 1996, the Company recieved $174,040 through the issuance of 64,000 shares of its common stock pursuant to the Company's Stock Option Plan. $25,000 was received during the first quarter through the issuance of 10,000 shares to the Company's Secretary. $112,500 was received through the issuance of 40,000 shares to Company consultants during the second quarter and $36,540 was received during the third quarter through the issuance of 14,000 shares to the Company's Secretary.

         PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       MATERIAL TECHNOLOGY, INC.
                                           REGISTRANT


                                        /s/  ROBERT M. BERNSTEIN
                                       -----------------------------------
                                       ROBERT M. BERNSTEIN,
                                       PRESIDENT AND CHIEF
                                       FINANCIAL OFFICER



                                       DATE:                       ,1996
                                            -----------------------