Form 10-K
period 1996-12-31
MATERIAL TECHNOLOGY INC
filed 1997-03-31
CIK 929425

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996       Commission file number
                                                               3383526


                              MATERIAL TECHNOLOGY, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                            95-4453386
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

                             11835 West Olympic Boulevard
                                    East Tower 705
                                   Los Angeles, CA
                -----------------------------------------------------
                      (Address of principal  executive offices)

                                    (310) 208-5589
                -----------------------------------------------------
                 (Registrant's telephone number including area code)

             Securities Registered pursuant to Section 12(g) of the Act:

                                        Common
                -----------------------------------------------------



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by Non-affiliates of the registrant at March 20, 1997 was $1,872,110.

Documents incorporated by reference - None.

                                        PART I

                              MATERIAL TECHNOLOGY, INC.



ITEM 1.  BUSINESS

Material Technology, Inc. ("Matech") a development stage company, successor in February, 1994, to Tensiodyne Corporation's business ("Tensiodyne"), is the owner of that certain device known as the Fatigue Fuse, which requires additional testing to more precisely identify appropriate commercial uses prior to manufacturing and marketing. Matech is also the exclusive licensee of the Electrochemical Fatigue Sensor, which requires substantial additional development. These technologies are intended to indicate the level of fatigue of certain metal structures including aircraft, bridges, cranes, ships, and other structures. No commercial application of Matech's products have been arranged to date and it will be Matech's aim to develop a market for the Fatigue Fuse once testing is completed and for the Electrochemical Fatigue Sensor once it has been fully developed.

The Fatigue Fuse is in its final stages of testing and development. To begin marketing the Fatigue Fuse, it will take from 6 to 12 months and cost approximately $2,000,000, including technical testing and final development. If testing, development, and marketing are successful, management estimates Matech should begin receiving revenue from the sale of the Fatigue Fuse within a year of receiving the $2,000,000. Management cannot at this time estimate the amount of revenue that may be realized. On the other hand, management estimates the Electronic Fatigue Sensor will require two years and approximately $2,875,000 to develop and bring to market. In August 1996, Matech entered into a teaming arrangement with Southwest Research Institute (SWRI), San Antonio, Texas (a non-profit research facility) and the University of Pennsylvania. On February 25, 1997 the team was awarded a $2.5 million Phase I contract to "determine the feasibility of the EFS to improve the United States Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's share of this award is approximately $550,000. Sufficient interest has been generated by the military and the Pentagon that additional military and congressional funding should be forthcoming based upon the success of Phase I.

Management anticipates marketing the Fatigue Fuse separately at first. If the Electronic Fatigue Sensor is successfully developed, the two products will complement each other. Matech is aware of several manufacturers capable of producing the Fatigue Fuse at a reasonable cost. No assurance can be given, however, that these devices will be successfully completed, that they can be commercially produced, that they will perform to Management's expectations, or that commercial markets will be successfully developed. Moreover, there may be significant competition for the fatigue Fuse if and when it is marketed.

DEVELOPMENT OF TECHNOLOGIES

The development and application sequence for the Fatigue Fuse and Electrochemical Fatigue Sensor consists of Basic Research, Exploratory Development, Advanced Development,

Prototype Evaluation, Application Demonstration, and Commercial Sales and Service. The Fatigue Fuse came first and is furthest along the path, beginning with the Basic Research by the inventor, Professor Maurice Brull of the University of Pennsylvania. Matech conducted the Advanced Development, including variations of the adhesive bonding process, and fabrication of a laboratory grade recorder for the separation events which constitute proper functioning of the Fatigue Fuse. The next step, Prototype Applications, is almost complete, encompassing empirical tailoring of Fuse parameters to fit the actual spectrum loading expected in specific applications. The associated tests include both coupon specimens and full scale structural tests with attached Fuses. A prototype of a flight qualifiable operational separation event recorder was designed, fabricated, and successfully demonstrated. The next tasks will be to prepare a mathematical analysis for more efficient selection of Fuse parameters and to conduct a comprehensive test program to prove the ability of the Fatigue Fuse to accurately indicate fatigue damage when subjected to realistically large variations in spectrum loading. The final tasks prior to marketing will be an even larger group of demonstration tests.

Basic Research for the Electrochemical Fatigue sensor was conducted at the University of Pennsylvania. It defined the unique physical effect on which the Electrochemical Fatigue Sensor is based, and the materials, configuration, instrumentation and procedures to be employed therein. The next phase will be Advanced Development with more complex load cycles, additional alloys, fabrication of a movable Electrochemical Fatigue Sensor device, and production of another body of reproducible test data. Prototype Applications will then include fabrication of a truly portable near operational load spectra. And again the final steps are multiple demonstration tests followed by routine sales.

To date, certain organizations have included Matech's Fatigue Fuse in test programs. Already completed are tests for lightweight military bridges, and welded steel civil bridge members. Matech has also received commercial inquires on the availability of fatigue Fuses for windmills, marine cranes, and refinery pressure vessels.

DESCRIPTION OF TECHNOLOGIES

The Fatigue Fuse

The Fatigue Fuse, developed by Tensiodyne and now owned by Matech, was designed to be affixed to a structure and to give a number of warnings as preselected portions of the fatigue life have been used up (i.e., how far to failure the object has progressed). It will give warnings against a condition of widespread generalized cracking due to fatigue.

The Fatigue Fuse is a thin piece of metal similar to the material being monitored. It consists of a series of parallel metal strips connected to a common base, much as fingers are attached to a hand. Each of the "fingers" has a different geometric pattern called "notches" defining its boundaries. By application of the laws of physics in determining the geometric contour of each of the notches, the fatigue life of each of the fingers should be finite and predictable. When the fatigue life of a given finger (or Fuse) is reached, the fuse breaks. By implementing different geometry of each finger in the array, different increments of fatigue life become observable. Typically, notches will be designed to facilitate the observation of increments of fatigue life of 10% to 20%. By mechanically attaching or bonding these devices to different areas of the structural member of concern, the Fuse undergoes the same fatigue history as the structural member. Therefore, breakage of a Fuse will indicate that an increment of fatigue life has been reached for the structural member.

Fatigue results from a metal object being subjected to repeated cyclic strain. In a commercial context this train and concomitant stress comes about as a result of a large number of cycles of loading and unloading. Sudden fracture can result. Fatigue damage and the resultant compromise of the stability and integrity on the member experiencing fatigue can present the potential for structural failure and extreme danger. Such objects as bridges and the wings of airplanes are subject to fatigue and it is obvious that the sudden fracture of such an object would have disastrous results. It is presently impossible, under any generally acceptable theory of fatigue phenomena, to predict by analysis alone when the limit is reached and when a fracture may take place. Further, in normal usage, the damage occurs cumulatively, at microscopic levels and can only be detected in the early stages at a time when dire results can be avoided by examination of the microscopic structure.

This difficulty has caused designers of objects and structures which are subject to fatigue to be extremely conservative and they have attempted to design structures in a manner which maintains the stresses presented in critical areas of a structure at a level well below the know endurance limits of the material employed. In many instances this has resulted in extreme expense. In spite of this "overdesigning", catastrophic fatigue failures still occur. Although tests of the Fatigue Fuse have been performed in independent laboratories and the Fuse has been shown to perform as designed and as expected, Management has determined that substantial additional testing is necessary to ensure that it will be possible to calibrate various types of loading spectra. Management estimates that it will require an outlay of approximately $355,00 to accomplish this additional testing. If this money were available, Management estimates that such additional testing could be accomplished in 6 to 12 months.

Management believes that the Fatigue Fuse will be of value in monitoring aircraft, ships, bridges, conveyor systems, mining equipment, cranes, etc. No special training will be needed to qualify individuals to report any broken segments of the Fatigue Fuse to the appropriate engineering authority for necessary action. The development of such value is contingent upon Matech's successful development and marketing of the Fatigue Fuse, and no assurance can be given that Matech will be able to overcome the obstacles relating to the introduction to the market of a new product. In order to determine its ability to produce and market the Fatigue Fuse, it will be necessary for Matech to have substantial capitalization and no assurance can be given that the needed capital will be available to Matech.

Electrochemical Fatigue Sensor

In July, 1993, Tensiodyne entered into a license and development agreement with the University of Pennsylvania regarding a new invention designed to measure electrochemically the status of fatigue of a structure without knowing the structure's past loading history. Pursuant to this Agreement, 12,500 shares of Tensiodyne's common stock were issued, a 5% royalty on sales of this product was granted, and Tensiodyne undertook to pay $11,112 per month for a total of 18 months, for a total payment of $200,000. As of March 20, 1997, neither Tensiodyne nor Matech has made any payments on this obligation. The company and the University have agreed to modify the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, the issuance of additional shares of the Company's Class A Common Stock to equal 5% of the outstanding stock of the Company as of the effective date of the modified agreements, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts). The Electrochemical Fatigue Sensor, as this product is known, is in the initial stage of research. No assurance can be given that it can successfully be developed and that even if it is successfully developed that it can be produced at a price which will permit it being marketed, and that even if these two conditions obtain, that the Electrochemical Fatigue Sensor will, in fact, find a market.

PATENTS
Matech is the assignee of four patents originally issued to Tensiodyne. The first was issued on May 27, 1986, and expires on May 27, 2003. It is entitled "Device for Monitoring Fatigue Life" and bears United States Patent Office Numbers 4,590,804. The second patent, entitled "Method of Making a Device for Monitoring Fatigue Life" was issued on February 3, 1987 and expires February 3, 2004. It bears United States Patent Office Number 4,639,997. The third patent, entitled "Metal Fatigue Detector" was issued on August 24, 1993 and expires on August 24, 2010. It bears United States Patent Number 5,237,875. The fourth patent, entitled "Device for Monitoring the Fatigue Life of a Structural Member and a Method of Making Same," was issued on June 14, 1994 and expires on June 14, 2011. It bears United States Patent Number 5,319,982. This latter patent was pending when Tensiodyne assigned the rights to Matech in February 1994 and was assigned to Matech upon issuance later in 1994.

DISTRIBUTION METHODS OF PRODUCT

Provided there are funds to support such activities, as to which no assurance can be given, Matech intends to exhibit the Fatigue Fuse and the Electrochemical Fatigue Sensor at various aerospace trade shows and will also market its products directly to end users, including aircraft manufacturing and aircraft maintenance companies, manufactures and operators of cranes, certain state regulatory agencies charged with overseeing maintenance of bridges, and companies engaged in manufacturing and maintaining large ships and tankers, and to the military. Although management intends to undertake marketing, dependent on the availability of funds, within and with out the United States, no assurance can be given that any such marketing activities will be implemented.

Competition

Matech's Products

1. The Electrochemical Fatigue Sensor is intended to provide a fatigue measurement which cannot now be obtained from any other instrument, namely, an assessment of the extent of fatigue damage before cracks have grown to a size detectable by nondestructive inspection, in a structure which has not previously been instrumented or monitored to record the loads or strains experienced in service.

2. The Fatigue Fuse provides a simple low-tech way to assess and predict fatigue damage, which otherwise requires complex instrumentation, precision data recording, and sophisticated analytical programs.

Competitor's Products

Nevertheless, other technologies exist which indicate fatigue damage. Single cracks larger than a certain minimum size can be found by nondestructive inspection methods such as dye penetrant, radiography, eddy current, acoustic emission, and ultrasonics. Track of load and strain history, for subsequent estimation of fatigue damage by computer processing, is possible with recording instruments such as stain gauges and counting accelerometers. These methods have been used for up to 40 years and also offer the advantage that they have been accepted in the marketplace, whereas Matech's products will remain largely unproven for some currently indeterminable period. Companies marketing these alternate technologies include Magnaflux Corporation, Kraut-Kermer-Branson, Dunegan-Endevco, and MicroMeasurements. These companies have more substantial assets, greater experience, more human and other resources than Matech, including but not limited to established distribution channels and an established computer base. The familiarity and loyalty to these technologies
may be difficult to dislodge.   Because Matech is still in its development
stages, Matech is unable to predict whither its technologies may be successfully developed and commercially attractive to its various potential markets.

ITEM 2.  PROPERTIES

Matech currently leases the facility previously occupied by Tensiodyne at 11835 West Olympic Boulevard, Suite 705, Los Angels, California, 90064. The leased premises consist of approximately 1,400 square feet and are considered adequate for Matech's current and foreseeable needs. The lease expires on May 30, 1997.

Matech owns a remote monitoring system and certain manufacturing equipment which is presently leased to the University of Pennsylvania (Laboratory for Research on the Structure of Matter) for instructional and testing purposes. In consideration of the leasing of this equipment, the University of Pennsylvania has agreed to perform 1,200 hours of testing on materials to be used in conduction with the Fatigue Fuse. The first five year term of this lease will expire on March 31,1998. Lessee has the right to borrow the equipment for a further five year period. Upon the expiration of the second five year period, the University had the right to purchase the equipment at its then fair market value.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period of this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On January 12,1996, Matech's S-1 registration became effective for distribution of 262.267 shares of Class A Common Stock to 391 shareholders of Tensiodyne Corporation as of February 2, 1994. Of these shares, 132,565 shares were distributed to Robert M. Bernstein.

Approximately two weeks later, Matech Class A Common Shares were quoted on the NASDAQ Bulletin Board.

On December 31, 1996, there were 405 shareholder.

No dividends on any of the Company's shares were declared or paid during 1996 nor are any dividends contemplated in the foreseeable future.

On February 20, 1996, Matech filed a Form 8 registration statement registering 120,000 shares of the Company's Class A Common Stock to be issued to employees, advisors and consultants under the Company's 1996 Stock Option Plan adopted by the Board of Directors on February 19, 1996. As of December 31, 1996, 70,000 shares have been issued under this plan to various consultants.

ITEM 6.  SELECTED FINANCIAL DATA


---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                                                                               From Inception
                                                                                                   through
                                 1992         1993         1994         1995         1996      Dec. 31, 1996
---------------------------------------------------------------------------------------------------------------
Net Sales                             0            0            0            0            0                 0
---------------------------------------------------------------------------------------------------------------
Income (Loss) From
Continued Operations           $(51,180)   $(714,605)   $(377,063)   $(197,546)   $(450,734)      $(2,830,869)
---------------------------------------------------------------------------------------------------------------

Income (Loss) From
Continued Operations Per
Common Share                                                             (0.17)

Weighted Average Shares
Outstanding                                                         $2,580,546
---------------------------------------------------------------------------------------------------------------
Total Assets                   $178,944     $167,858     $184,579     $150,692     $208,299          $208,299
---------------------------------------------------------------------------------------------------------------
Total Liabilities               $46,481     $401,600     $620,375     $783,882   $1,046,516        $1,046,516
---------------------------------------------------------------------------------------------------------------
Redeemable Preferred
Stock                                 0            0     $150,000     $150,000     $150,000          $150,000
---------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity
(Deficit)                      $132,463    $(619,166)   $(585,796)   $(783,190)   $(988,217)        $(988,217)
---------------------------------------------------------------------------------------------------------------
Dividends                             0            0            0            0            0                 0
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations, capital resources, and liquidity pertains to the consolidated activities of Tensiodyne Corporation for 1994 and of the Company for the two years ended December 31, 1996. Since February 1994, the Company has been successor to all of the assets and operations of Tensiodyne pertaining to the Fatigue Fuse and the Electrochemical Fatigue Sensor.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

Revenues

Neither the Company's parent Tensiodyne or Company generated any significant revenue in 1996, 1995, or 1994.


COSTS AND EXPENSES

Research and Development costs (pertaining to testing) in 1996 were $699, as compared t $15,104 in 1995 and $83,360 in 1994. The amount spent in development costs by the Company is directly related to its available funds.

General and Administrative costs were $421,053 for 1996, $188,745 for 1995, and $295,488 for 1994. The major cost in 1996 were officers' salaries of $200,000, professional fees of $111,080, office related expenses of $45,136, travel expenses of $21,902, rent of $16,742 and consulting fees totaling $34,631.

The major costs incurred during 1995 were professional fees of $33,206, the charge-off of the third offering costs of $31,480, office related expenses of $19,751, travel cost of $28,298, rent of $28,514, interest of $10,817, and consulting fees of $15,362.

The major cost incurred in 1994 were officer salaries of $72,000, professional fees of $55,824, office related expenses of $32,206, travel costs of $36,991, rent of $16,169, and utilities of $23,023.

Liquidity and Capital Resources

Cash and cash equivalents at December 31,1996 amounted to zero. During 1996, the Company's president advanced $51,324, including direct loans to the Company and payment of Company Expenses, and $64,676 was repaid towards his loan account. In addition, an individual purchased a $25,000 convertible note, the Company sold 50,000 of its shares of Tensiodyne Corporation for $17,750, and $174,040 was received through the issuance of 70,000 shares of the Company's Class A Common Stock through its 1996 stock option plan.

Cash and cash equivalents at December 31, 1995 amounted t $1,226. During 1995, the Company's president advanced $100,874, including direct loans to the Company and payment of Company expenses, of which $16,000 was repaid. Also in 1995, the Company borrowed $58,000 from Mr. Sherman Baker. Of the amounts received in 1995, $135,378 was used in Company operations.

Cash and cash equivalents at December 31,1994 amounted to zero. During 1994, the Company received $24,787 form its officers through the sale of its Class A Common Stock, $140,000 from the sale of its Redeemable Class B Preferred Stock, $135,050 from officer loans, and $78,495 from third-party loans. Of the total amount received during the period, $275,441 was used in operations and $31,480 was paid in fees relating to the preparation and filing of the Registration Statement and $78,446 was repaid to the Company's president.

ITEM 8.  FINICAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and incorporated herein by reference are audited finical statements of the Registrant as at December 31, 1996 prepared in accordance with Regulation S-X (17C.F.R. 210)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, office, and principal occupation of the executive officers and directors of Matech and certain information relating t their business experiences are set forth below:

      NAME                   AGE       POSITION

Robert M. Bernstein          62        President/Chief Financial Officer
                                       Chairman of the Board
Joel R. Freedman             36        Secretary/Director
Dr. John Goodman             62        Chief Engineer/Director

The Term of the directors and officers of Matech is until the next annual meeting to be held on the second Tuesday in April 1997.

ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD Robert M. Bernstein is 62 years of age. He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956. From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant Licensed in Pennsylvania. From 1961 to 1981, he acted as a consultant specializing in mergers, acquisitions, and financing. From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, Pennsylvania, an oil and gas exploration company. In December 1986, he formed a research and development partnership for Tensiodyne funding approximately $750,000 for research on the Fatigue Fuse.
From January 1986 until September 1986, Mr. Bernstein was President and Chief Executive Officer of Tensiodyne Corporation and in October 1988 became Presidents and CEO of Matech and retained these positions with Matech after the reorganization in February 1994.

JOEL R. FREEDMAN, SECRETARY/DIRECTOR
Joel R. Freedman is 36 years of age. From October 1989 until February 1994, Mr. Freedmen was Secretary and a Director of Tensiodyne and Matech, retaining these positions with Matech after the reorganization in February 1994. Mr. Freedman attends board meetings and provides advice to the Company as needed. Since 1983, he has been president of Genesis Securities, Inc., a full-serve brokerage firm in Philadelphia, Pennsylvania. His duties there are a full-time commitment.

Accordingly, he does not take party in Matech's day to day activities, He is not a director of any other company.

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR
Dr. John W. Goodman is 61 years of age. Dr. John Goodman is presently Senior Staff Engineer, Materials Engineering Department of TRW Space and Electronics and was formerly Chairmen of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science which was awarded with distinction by the University of California at Los Angeles in 1970, received in 1957 a Masters of Science degree in Applied Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rugers University. From 1972 to 1987 Dr. John Goodman was with the United States Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December, 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer Development of Matech's products since May 1993. He worked full time for Matech from August 1993 to December 1994, when he returned to TRW. Since the he has consulted with Matech periodically.

ADVISORY BOARD

Since 1987, Tensiodyne and then Matech, as the successor to Tensiodyne's former business, has had an Advisory Board presently consisting of Alexander M. Adelson, William F. Ballhaus, Robert P. Coogan, Campbell Laird, Ronald Landgraf, Robert Maddin, And Samuel I. Schwartz. These individuals consult with the Company on an as needed basis ranging form one hour per week to a few minutes every other month. The members of the Advisory Board serve at will. The Advisory Board advises Matech's Management on technical, financial, and business matters and may in the future be additionally compensated for these services. A brief biographical description if the members of the advisory board is as follows:

ALEXANDER M. ADELSON
Alexander M. Adelson is age 62 and has thirty years as an applied physicist and businessman specializing in technical marketing matters. Since 1974, Mr. Adelson has led the Technology Resource Group of RTS Research Lab, Inc. ("RTS). This group provides management, product development, and related marketing services to various clients with specialization in technical marketing matters. For example, RTS helped conceive and develop the first portable bar code scanner and acted as program manager for 12 years while developing two generations of portable bar code laser scanners for Symbol Technologies, Inc. Mr. Adelson holds 64 patents in the fields of optical electronics, bar code technology, automatic inspection, and medical software. Mr. Adelson serves on the board of directors of Base 10, Inc. Nocopi Technologies, Inc., and PatComm Corporation.

WILLIAM F. BALLHAUS
William F. Ballhaus, age 78, now retired, was an Aerodynamacist with Douglas Aircraft Company, a Vice President and General Manager, Nortonics Division of Northrop Aircraft, Inc., Executive Vice President of Northrop Corporation, and was President of Beckman Instruments, Inc. from 1965-1983. He is director of Republic Automotive Parts, Microbics Corp., and Nucio Industries.

ROBERT P. COOGAN
Robert P. Coogan, age 72, retired from a distinguished naval career spanning 40 years during which he held numerous posts including: Commander U.S. Third Fleet, Commander Naval Air Force - U.S. Pacific Fleet, Commandant of Midshipmen - U.S. Naval Academy, and Chief of Staff - Commander Naval Air Force - U.S. Atlantic Fleet. From 1980 to 1991 he was with Aerojet General Company and served as Executive Vice President of Aerojet Electrosystems Co. from 1982-1991. He has his B.S. in Engineering from the U.S Naval Academy and M.A. in International Affairs from George Washington University.

JOHN C. EKVALL Mr. Ekvall, age 70, received his M.S. in 1964 in Civil Engineering from the University of California, Berkeley. He is currently teaching fatigue and fracture mechanics design and analysis at UCLA. From 1985 to his retirement from Lockheed in 1990, he was Program Manager for Air Force Contracts on Developing Elevated Temperature Powered Aluminum Alloys for Aircraft Structures.

DR. MALCOLM H. HODGE
Dr. Hodge, age 54, received his Ph.D. in Ceramic Science from Penn State. He is currently the President and CEO of Structural Integrity Monitoring Systems, Inc.
(SIMS). From 1994 to 1996, he was Chairman and President of Applied Fiberoptics, Inc. Previous to that he spent ten years with Ensign-Bickford Industries, Inc. as Corporate Vice President of Technology.

CAMPBELL LAIRD
Campbell Laird, age 60, received his Ph.D. in 1963 from the University of Cambridge. His Ph.D. thesis title was "Studies of High Strain Fatigue." He is presently Professor and graduate group Chairman in the Department of Materials, Science & Engineering at the University of Pennsylvania. His research has focused on the strength, structure, and fatigue of materials, in which areas he has published in excess of 250 papers. He is the co-inventor of the EFS.

RONALD W. LANDGRAF
Ronald W. Landgraf, age 57, is presently a Professor in the Department of Engineering Science & Mechanics at Virginia Tech, Blacksburg, Virginia. He spent 20 years in the industrial sector, first as a Material Engineer in the Micro Switch Division of Honeywell, Inc. in Freeport, Illinois, and later as a Research Scientist, Metallugy Dept., Engineering & Research Staff of Ford Motor Company in Dearborn, Michigan. In 1988, he became a Visiting Professor at Virginia Tech and in 1990, a Professor.

ROBERT MADDEN
Robert Madden, age 77, is presently retired. He received his BS from Purdue University in 1942 and Doctor of Engineering from Yale University in 1948. From 1957 to 1972, he was director and later chairman of the Department of Metallurgy, University of Pennsylvania; from 1973 to 1983 was Professor of Metallurgy at the University of Pennsylvania, from 1984 to 1987 was a visiting professor of Anthropology at Harvard University and from February 1987 until resently has been an honorary curator of archaeological sciences, Peabody Museum of Archaeology and Ethnology, Harvard University.

MARK S. SINGEL Mr. Singel, age 43, is the founding partner of Singel Associates, a consulting marketing and legislative services formed in Harrisburg, Pennsylvania. He is the current Chair of the Pennsylvania Democratic Party. He also teaches Public Policy at the Pennsylvania State University in Harrisburg. From 1987 to 1995, he served as the Lieutenant Governor of Pennsylvania.

SAMUEL I. SCHWARTZ
Samuel I. Schwartz, age 48, is presently President of Sam Swartz Co., a consulting engineers, primarily in the bridge industry. Mr. Schwartz received his BS in Physics for Brooklyn College in 1969, and his Masters in Civil Engineering for the University of Pennsylvania in 1970. From February, 1986 to March, 1990, was the Chief Engineer/First Deputy Commissioner, New York City Department of Transportation and from April 1990 to the present has acted as a director of Infrastructure Institute at the Cooper Union College, New York City, New York. From April 1990 to 1994 he was a Senior Vice President of Hayden Wegman Consulting Engineers, and a columnist for the NEW YORK DAILY NEWS.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE



-------------------------------------------------------------------------------------------------------------
                                                   Other        Restricted                         All Other
Name and                                           Annual         Stock        Options/   LTIP      Compen-
Principal                 Salary       Bonus      Compen-         Awards        SARs     Payouts    sations
Position      Year          ($)         ($)      sation ($)        ($)           (#)       ($)        ($)

-------------------------------------------------------------------------------------------------------------
Robert M.     1993      $295,000(1)      0            0            $300(2)        0         0          0
Bernstein     1994       $72,000(3)      0            0             $10(4)        0         0          0
CEO           1995             0         0            0               0           0         0          0
              1996      $200,000         0            0               0           0         0          0

-------------------------------------------------------------------------------------------------------------

John W.       1993       $55,796         0            0               0           0         0          0
Goodman       1994       $71,096         0            0               0           0         0          0
Director      1995        $2,745         0            0               0           0         0          0
and           1996             0         0            0               0           0         0          0
Engineer

-------------------------------------------------------------------------------------------------------------



(1)   Of this $295,000, $30,000 was paid, $100,000 was accrued, and $165,000 results from Tensiodyne agreeing to reduce the purchase price of stock that Mr. Bernstein purchased in 1992 from $30 per share to $2.50 per share by reducing a promissory note from Mr. Bernstein by $265,000.
(2) In 1993, Tensiodyne issued 300,000 shares to Mr. Bernstein at par value of $.001 per share.
(3)   This $72,000 was accrued.
(4) In February 1994, Matech issued 10,000 shares of Class A Common Stock, par value $.001, to Mr. Bernstein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF DECEMBER 31,1996



-------------------------------------------------------------------------------------------
Class A Common                                   Amount and Nature of
    Stock           Name and Address of Owner         Ownership           Percent of Class
-------------------------------------------------------------------------------------------
Class A            Robert M. Bernstein              942,676 Shares             36.53%
Common Stock       11835 Olympic Blvd.
                   East Tower, Suite 705
                   Los Angeles, CA 90064
-------------------------------------------------------------------------------------------
                   Joel R. Freedman                 113,481 Shares              4.40%
                   11835 Olympic Blvd.
                   East Tower, Suite 705
                   Los Angeles, CA 90064
-------------------------------------------------------------------------------------------
                   Directors and Executive        1,056,157 Shares             40.93%
                   Officers as a group
                   (2 persons)
-------------------------------------------------------------------------------------------
                   Sherman Baker Group              507,744 Shares             19.67%
                   555 Turnpike Street
                   Canton, MA 02021
-------------------------------------------------------------------------------------------
Class B            Robert M. Bernstein               60,000 Shares            100.00%
Preferred
-------------------------------------------------------------------------------------------
Class A            Sherman Baker                    131,600 Shares             37.60%
Preferred
-------------------------------------------------------------------------------------------
                   Nathan Greenberg                  35,000 Shares             10.00%
                   306 Main Street
                   Worchester, MA 01608
-------------------------------------------------------------------------------------------
                   Melvin Nessel                     35,000 Shares             10.00%
                   180 Beacon Street
                   Boston, MA 01608
-------------------------------------------------------------------------------------------
                   Eugene Ribakoff                   35,000 Shares             10.00%
                   46 W. Boylston Street
                   Worchester, MA 01608
-------------------------------------------------------------------------------------------
                   Norman Fain                       21,000 Shares              6.00%
                   505 Central Avenue
                   Pawtucket, RI 02862
-------------------------------------------------------------------------------------------
                   Morris Leob                       21,000 Shares              6.00%
                   2368 Century Hill
                   Los Angeles, CA 90067
-------------------------------------------------------------------------------------------
                   A. Sandler                        21,000 Shares              6.00%
                   139 Atlantic Avenue
                   Sawmscott, MA 01907
-------------------------------------------------------------------------------------------
Class B            Tensiodyne Cooperation                15 Shares            100.00%
Preferred
-------------------------------------------------------------------------------------------



As of March 20, 1997 Robert Bernstein, Joel R. Freedman, John Goodman, Sherman Baker, Nathan Greenberg, Melvin Nessel, and Eugene Ribakoff had not filed Form 3, Initial Statement of Beneficial Ownership of Securities pursuant to Rule 16 a-3 of the Exchange Act.

Description of Capital Stock

Matech is authorized to issue 113,000,000 shares of stock. Each of the 133,000,000 shares of stock has a par value of $.001. Of the Shares authorized, 100,00,000 are Class A Common Shares; 3,000,000 are Class B Common shares; and 10,000,000 are Class A Preferred shares.

Holders of the Class A common stock are entitled to one vote per share of common stock held.

Holders of the Class B Common stock are entitled to 200 votes for each share of Class B Common held but are not entitled to dividends by reason of their holding shares of Class B Common stock; nor are they entitled to participate in any proceeds in the event of a liquidation of the Company.

The Certificate of Incorporation of the Company provides that the designation of powers, preferences and rights, including voting rights, if any, qualifications, limitations or restrictions on Preferred Stock is to be fixed by resolution or resolutions of the Board of Directors.

On February 1, 1994, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation pertaining to 350,000 of the 10,000,000 shares of the Class A Preferred convertible stock authorized by the Certificate of Incorporation. Under the Certificate of Designation, 350,000 shares of preferred stock were designated Class A Convertible Preferred Stock (hereinafter referred to as "Class A Preferred"). Class A preferred has a liquidation preference. In the event of liquidation, holders of Class A Preferred have the right to receive $.72 for Each Share of Class A Preferred held; before any payment is made or any assets are distributed to holders of Common Stock, or any other stock of any other series or class ranking junior to these shares. In the event of liquidation, holders of Class A Preferred are not entitled to payment beyond $.72 per share. These provisions may have the effect of delaying, deferring or preventing a change of control. Each share of Class A Preferred is convertible into common stock at the discretion of the holder, at the rate of one share of Class A Preferred for each $.72 of common stock. Under the Certification of Designation, Matech is not permitted to issue stock which is senior to or pari passu with Class A Preferred without prior consent of a a majority of the outstanding Class A Preferred shares. Adjustment of the number of Class A Preferred outstanding is provided for in the event of any reclassification of outstanding securities or of the class of securities which are issuable upon conversion of shares and in the event of any reorganization of Matech which results in any reclassification or change in the number of shares outstanding. Similarly, in the event of any such change, the conversion price is subject to adjustment to reflect such change. If at any time while shares of Class A Preferred are outstanding a stock dividend on the Common Stock is issued, the conversion price will be adjusted to prevent any dilution of the holders' of Class A Preferred right of conversion. If (a) there is a reclassification or change in Matech's Common Stock to which the Class A is convertible other than stock splits or other decrease or increase in the number of shares outstanding, (b) Matech consolidates or merges with another corporation, or (c) Matech sells or transfers substantially all of its assets, then the Class A preferred shareholders are entitled to the same consideration as they would have been entitled to if their shares had been converted prior to the reclassification, change, consolidation, merger, sale or transfer. This provision may have the effect of delaying, deferring or preventing a change in control. Voting rights and the right to receive dividends inherent in Class A Preferred are similar to those rights which inure to the Common Stock.

In February 1994, the Company filed a Certificate of Designation bringing into existence a Class B Preferred Stock. Class B Preferred Stock is junior and subordinate to Class A Convertible Preferred Stock. Five hundred ten
(510) shares of Class B Preferred Stock were authorized from the 9,650,000 undesignated preferred shares in connection with the Agreement and Plan of Reorganization. Fifteen (15) shares have been issued to Tensiodyne in connection with the reorganization on exchange for $150,000. In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary holder of Class B Preferred Stock are entitled to receive $10,000 per share as a liquidation preference. This liquidation preference is senior to the liquidation rights of all other classes of stock except the Class A Preferred's liquidation rights. This provision may have the effect of delaying, deferring or preventing a change in control. At any time, Matech has the option to redeem Class B Preferred stock of $10,000 per share plus any unpaid dividends. After January 31, 2004, holders have the option to redeem their shares at any time. The holders have the right to receive cash dividends, which are determined pursuant to a formula set forth in the Certificate of Designation. That formula reads as follows: "Each time cash dividend is paid on the Common Stock there shall also be paid with respect to each outstanding share of Class B Preferred Stock and amount determined by multiplying the aggregate amount of the dividend paid with respect to the Common Stock by a fraction (i) the numerator of which the dividend was paid, and (x) multiplying the resulting product by thirty percent (30%) and then
(y) dividing the resulting product by five hundred and ten (510)." Holders of Class B Preferred Stock shall have one (1) vote per share and shall be entitled by class vote to elect one (1) director and to vote, as a class, on removal of any director so elected. Otherwise, holders of Class B Preferred Stock shall not have the right to vote as a class on any matter.

As of date hereof, 2,580,546 shares of Class A Common Stock are outstanding and held by 405 shareholders' 60,000 shares of Class "B" Common Stock are outstanding and are held by one shareholder, Robert M. Bernstein; 350,000 shares of Class A Convertible Preferred Stock are outstanding and are held by 12 shareholders; and 15 shares of Class B Preferred Stock are outstanding and are held by one shareholder, Tensiodyne.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Robert M. Bernstein had advanced funds to Matech and at December 31, 1996 Matech owed him $179,544. Robert M. Bernstein has generally waived interest on these advances. Robert M. Bernstein is under no obligation to make further advances to Matech but may continue to so do at his sole discretion. In addition, at December 31,1996, Matech was obligated to Robert M. Bernstein in the amount of $372,000 for accrued salary.

On July 24, 1995, the Company authorized the issuance of notes convertible to common stock to Robert M. Bernstein and the Sherman Baker Group. The note to Robert M. Bernstein will be in the amount of $108,000 and the consideration for that note was $108,000 in cash advances to the Company. The term note will be for three (3) years. Mr. Bernstein will have there right at any time to convert the note or any ratable portion thereof into 520,000 shares of the Company's Class A Common Stock. The note to the Sherman Baker Group will be in the amount of $58,000 and the consideration for that not will be $58,000 cash to the Company. The term of this note will also be three (3) years. The Sherman Baker Group will have the right at any time to convert the note or any ratable portion thereof into 280,000 shares of the Company's Class A Common Stock.

On February 21, 1997, Matech entered into a Stock Purchase Agreement with Montpelier Holdings, Inc., ("MHI") SecurFone America, Inc., ("SecurFone") and Robert M. Bernstein, the Chief Executive Officer and controlling shareholder of Matech. Under that agreement, the parties intend to spin-off Matech's business into a newly formed corporation ("Matech 2") as described below and effect a reverse merger of SecurFone into Matech. Upon closing, SecurFone's shareholders will acquire 90% of Matech's outstanding capital stock in exchange for 100% of SecurFone's outstanding capital stock. On March 9, 1997, Matech authorized issuance of 2,319,454 shares of its Class A Common Stock so that the total number of shares outstanding was increased from 2,680,546 shares to 5,000,000 shares as follows:


-------------------------------------------------------------------------------------------------------
                                  Number of shares Issued to all     Number of Shares Issued to Robert
Description                                Shareholders                         M. Bernstein
-------------------------------------------------------------------------------------------------------
 Outstanding as of March 9, 1997             2,680,546                             916,676
-------------------------------------------------------------------------------------------------------
Issued to Robert M. Bernstein for
         60,000 Class B                     1,499,454                            1,499,454
-------------------------------------------------------------------------------------------------------
Issued to Robert M. Bernstein for
         $108,000 Note                       520,000                              520,000
-------------------------------------------------------------------------------------------------------
   Issued to the Baker Group
         $58,000 Note                        280,000                                 0
-------------------------------------------------------------------------------------------------------
Issued to Matech 1's Counsel for
   Services in 1995 and 1996                 20,000                                  0
-------------------------------------------------------------------------------------------------------
                     TOTAL ISSUED           2,319,454
-------------------------------------------------------------------------------------------------------
                TOTAL OUTSTANDING           5,000,000                            2,936,130
-------------------------------------------------------------------------------------------------------



On March 4,1997, Material Technologies, Inc. ("Matech 2") was incorporated in Delaware for this transaction. On March 9, Matech 2's Board authorized the issuance of 5,560,000 shares of its Class A Common Stock to Matech in exchange for all of Matech's assets and liabilities. It also authorized issuance of 60,000 shares of its Class B Common Stock to Robert M. Bernstein, 350,000 shares of its Class A Convertible Preferred Stock to the Baker Group in exchange for that group's 350,000 shares of preferred stock in Matech, 15 shares of the Company's Class B Preferred Stock to Tensiodyne Corporation in exchange for its preferred stock in Matech, and 1,700,000 warrants to purchase 1,700,000 shares of Matech 2's Class A Common Stock for $.50 per share in exchange for cancellation of like warrants to purchase Matech common stock. The rights, privileges, and designations of the Matech 2's Class B Common Stock, warrants, and its preferred stock will be the same as the corresponding Matech securities except that the redemption date of Matech 2's Class B Preferred Stock was changed from January 31, 2004 to January 1, 2002.

On March 9, 1997 Matech's Board authorized the exchange of its assets and liabilities for 5,560,000 shares of Matech 2's Class A Common Stock. In early April that transaction will be presented for approval to the majority of Matech shareholders and, if approved, an information statement will be mailed to Matech's shareholders who will not vote on the transaction. The exchange may take effect 21 days after that mailing. Matech also agreed to distribute 5 million shares of Matech 2's Class A Common Stock to Matech shareholders in a ratio of one to one. The distribution to Matech's public shareholders is intended to be accomplished under an S-1 Registration Statement that Matech 2 filed with the Securities and Exchange Commission on March 19, 1997 but which has not yet become effective. Matech will retain 560,000 shares of the Matech 2's Class A Common Stock to 10.1% of the outstanding shares.

After the distribution, Matech intends to reverse spilt its 5,000,000 outstanding shares, 1 for 10, leaving approximately 500,000 shares outstanding. Fractional shares will be rounded up. Thus, stockholders owning less than ten Matech shares will still receive one share in the reverse split.

Matech intends to then issue 4,500,000 new shares to SecurFone shareholders in exchange for all of SecurFone's outstanding shares leaving Matech's present shareholders with 10% interest in SecurFone. SecurFone will pay Matech 2 $120,000 to cover expenses of the transaction. Matech intends to then change its name to SecurFone. Securfone is a start-up company providing prepaid cellular and telephone line calling cards. SecurFone utilizes an advanced switching platform to provide prepaid debit products to telephone customers. SecurFone's principal offices are in San Diego, California and its primary network facilities are in Miami, FL.

The purpose of the distribution is to spin-off Matech's metal fatigue technologies business allowing Matech's shareholders to retain an interest in Matech's business, while keeping that business separate from SecurFone's new business. If this transaction is completed, Matech's shareholders will retain approximately 90% of their interest in the Company's metal fatigue technologies business and own 10% of SecurFone's prepaid cellular and calling business as well.

The transfer of Matech's assets and liabilities to Matech 2 and the distribution of its shares is designed to provide Matech's shareholders with an interest in SecurFone's business while separating the two businesses which have distinct missions and distinct financial, investment, and operating characteristics, as well as different management teams. Maintaining the separation allows each company to adopt strategies and pursue objectives appropriate to its specific business and to be valued independently from the other. The distribution enables Matech's management to concentrate its attention and resources on developing its Fatigue Fuse and Electrochemical Fatigue Sensor without regard to the corporate and financial objectives and policies of SecurFone.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS IN FORM 8-K

    a.   Exhibits - none.

    b.   Reports on From 8-K - none.

    c.   Financial Statements - attached.

SIGNATURES

    Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MATERIAL TECHNOLOGY, INC.

Date: March 31, 1997                   /s/ Robert M. Bernstein
     -------------------------         ----------------------------
                                       Robert M. Bernstein, President


    Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 1997                     By: /s/ Robert M. Bernstein
     -------------------------              ----------------------------
                                       Robert M. Bernstein, President





Date: March 31, 1997                    By:  /s/ Joel R. Freedmen
     -------------------------              ----------------------------
                                       Joel R. Freedmen, Secretary






Date: March 31, 1997                    By: /s/ John Goodman
     -------------------------              ----------------------------
                                       John Goodman, Director

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                                 FINANCIAL STATEMENTS



                                       CONTENTS



                                                                            Page
                                                                            ----


Independent Auditors' Report                                                 F1

Balance Sheets                                                               F3

Statements of Operations                                                     F5

Statement of Stockholders' Equity (Deficiency)                              F6

Statements of Cash Flows                                                     F13

Notes to Financial Statements                                                F15

                                                                    [LETTERHEAD]



                             INDEPENDENT AUDITORS' REPORT



Board of Directors
Material Technology, Inc.
(Formerly Tensiodyne Scientific Corporation)
Los Angeles, California



We have audited the accompanying balance sheets of Material Technology, Inc. (Formerly Tensiodyne Scientific Corporation) (A Development Stage Company) as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and stockholders' equity (deficit) for each of the three years in the period ended December 31, 1996, and for the period from January 1, 1991, through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. Statements of operations and cash flows for the period from October 21, 1983 (inception) through December 31, 1990, (with the exception of 1989 which was unaudited) were audited by other auditors whose reports dated on various dates, expressed unqualified opinions including an explanatory paragraph, as discussed in Note 3, regarding the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Material Technology, Inc. (Formerly Tensiodyne Scientific Corporation) as of December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from January 1, 1991 through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jonathon P. Reuben


Jonathon P. Reuben,
Certified Public Accountant
March 10, 1997

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                                    BALANCE SHEETS

                                        ASSETS

                                                              December 31,
                                                           1995         1996
                                                        ---------    ---------

CURRENT ASSETS
  Cash and Cash Equivalents                            $    1,226   $       --
  Prepaid Expenses                                             --        6,472
                                                        ---------    ---------
    TOTAL CURRENT ASSETS                                    1,226        6,472
                                                        ---------    ---------

FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation                         100,958       98,016
                                                        ---------    ---------

OTHER ASSETS
    Investments                                                --       55,200
    Intangible Assets, Net of
      Accumulated Amortization                             22,658       20,669
  Note Receivable (Including
    Accrued Interest)                                      23,661       25,753
  Refundable Deposit                                        2,189        2,189
                                                        ---------    ---------

    TOTAL OTHER ASSETS                                     48,508      103,811
                                                        ---------    ---------

    TOTAL ASSETS                                       $  150,692   $  208,299
                                                        ---------    ---------
                                                        ---------    ---------


             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                                    BALANCE SHEETS


                       LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

                   December 31,
                                                                              1995           1996
                                                                           ---------      ---------
CURRENT LIABILITIES
  Bank Overdraft                                                          $       --     $    2,422
  Legal Fees Payable                                                         111,343        128,191
  Other Accounts Payable                                                      18,185         33,220
  Accrued Officers Salary                                                    172,000        372,000
  Accrued Payroll Taxes Payable                                               12,051         19,124
  Loan Payable - Officer                                                      23,272         56,846
  Loans Payable-Others                                                        84,439         32,627
  Payable on Research and
     Development Sponsorship                                                 188,495        188,495
                                                                           ---------      ---------

    TOTAL CURRENT LIABILITIES                                                609,785        832,925

Loan Payable - Officer                                                       113,268        122,698
Loans Payable - Other                                                         60,829         90,893
                                                                           ---------      ---------

    TOTAL LIABILITIES                                                        783,882      1,046,516
                                                                           ---------      ---------

REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock, $.001 Par Value
     Authorized 510 Shares, Outstanding 15 Shares at December
     31, 1996; Redeemable at $10,000 Per Share After January 31, 2004        150,000        150,000
                                                                           ---------      ---------

STOCKHOLDERS'  (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 100,000,000
     Shares, Outstanding 2,157,880 Shares at December 31, 1995,
     and  2,580,546 Shares at December 31, 1996                                2,157          2,581
  Class B Common Stock, $.001 Par Value, Authorized 300,000
     Shares, Outstanding 60,000 Shares                                            60             60
   Class A Preferred, $.001 Par Value, Authorized 10,000,000 Shares
     Outstanding 350,000 Shares                                                  350            350
  Additional Paid in Capital                                               1,763,698      1,799,181
  Less Notes Receivable - Common Stock                                       (14,720)       (14,720)
  Deficit Accumulated During the Development Stage                        (2,380,135)    (2,830,869)
  Unrealized Holding Gain on Investment Securities                                --         55,200
                                                                           ---------      ---------

                                                                           ---------      ---------
  TOTAL STOCKHOLDERS' (DEFICIT)                                             (783,190)      (988,217)
                                                                           ---------      ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $  150,692     $  208,299
                                                                           ---------      ---------
                                                                           ---------      ---------



             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                                                                                                   From Inception
                                                                                                 (October 21, 1983)
                                                                                                      Through
                                                         1994           1995           1996      December 31, 1996
                                                      ----------     ----------     ----------   -----------------
 REVENUES
  Sale of Fatigue Fuses                              $        --    $        --    $        --         $    64,505
  Sale of Royalty Interests                                   --             --             --             198,750
  Research and Development Revenue                            --             --             --             712,580
  Test Services                                               --             --             --              10,870
                                                      ----------     ----------     ----------          ----------
    TOTAL REVENUES                                            --             --             --             986,705
                                                      ----------     ----------     ----------          ----------

COSTS AND EXPENSES
  Research and Development                                83,360         15,104         10,700           1,508,296
  General and Administrative                             295,488        188,745        472,486           2,150,508
                                                      ----------     ----------     ----------          ----------
    TOTAL COSTS AND EXPENSES                             378,848        203,849        483,186           3,658,804
                                                      ----------     ----------     ----------          ----------
    INCOME (LOSS) FROM OPERATIONS                       (378,848)      (203,849)      (483,186)         (2,672,099)
                                                      ----------     ----------     ----------          ----------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                          --             --         12,275              (6,527)
  Interest Income                                          1,785          1,928          2,427              39,487
  Miscellaneous Income                                        --          4,375             --              25,145
  Loss on Sale of Equipment                                   --             --             --             (12,780)
  Settlement of Teaming Agreement                             --             --             --              50,000
  Litigation Settlement                                       --             --             --              18,095
  Gain on Sale of Stock                                       --             --         17,750              17,750
                                                      ----------     ----------     ----------          ----------
    TOTAL OTHER INCOME                                     1,785          6,303         32,452             131,170
                                                      ----------     ----------     ----------          ----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES                  (377,063)      (197,546)      (450,734)         (2,540,929)
PROVISION FOR INCOME TAXES                                    --             --             --              (7,000)
                                                      ----------     ----------     ----------          ----------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                               (377,063)      (197,546)      (450,734)         (2,547,929)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                         --             --             --            (289,940)
  Utilization of Operating  Loss Carry forward                --             --             --               7,000
                                                      ----------     ----------     ----------          ----------
    NET INCOME (LOSS)                                $  (377,063)   $  (197,546)   $  (450,734)        $(2,830,869)
                                                      ----------     ----------     ----------          ----------
                                                      ----------     ----------     ----------          ----------

PER SHARE DATA
  Income (Loss) Before Extraordinary Item                                          $     (0.17)
  Extraordinary Items                                                                       --
                                                                                    ----------
    NET INCOME (LOSS)                                                              $     (0.17)
                                                                                    ----------
                                                                                    ----------
  COMMON SHARES OUTSTANDING                                                          2,580,546
                                                                                    ----------
                                                                                    ----------



             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1996



                                            Class A Common                 Class B Common          Class A Preferred Stock
                                      --------------------------    --------------------------    --------------------------
                                         Shares                        Shares                        Shares
                                      Outstanding         Amount    Outstanding         Amount    Outstanding         Amount
                                      -----------        -------    -----------        -------    -----------        -------
Initial Issuance of Common Stock,
   October 21, 1983                         2,408        $     2             --       $     --             --       $     --
Adjustment to Give Effect
  to Recapitalization on
  December 15, 1986
  Cancellation of Shares                   (2,202)            (2)            --             --             --             --
                                          -------           ----        -------        -------        -------        -------
                                              206              0             --             --             --             --
Balance,October 21, 1983
  Shares Issued By Tensiodyne
   Corporation in Connection
   With Pooling of Interests               42,334             14             --             --             --             --
Net (Loss), Year Ended
 December 31, 1983                             --             --             --             --             --             --
                                          -------            ---        -------        -------        -------        -------
Balance, January 1, 1984                   42,540             14             --             --             --             --
  Capital Contribution                         --             28             --             --             --             --
  Issuance of Common Stock                  4,815              5             --             --             --             --
  Costs Incurred in Connection
   with Issuance of Stock                      --             --             --             --             --             --
 Net (Loss), Year Ended
  December 31, 1984                            --             --             --             --             --             --
                                          -------           ----        -------        -------        -------        -------



                                                                                     Deficit
                                       Class B Preferred Stock                     Accumulated
                                      --------------------------     Capital        During the
                                         Shares                    in Excess of    Development
                                      Outstanding        Amount      Par Value        Stage
                                      -----------        -------   ------------    -----------
Initial Issuance of Common Stock,
   October 21, 1983                            --       $     --     $    2,498     $       --
Adjustment to Give Effect
  to Recapitalization on
  December 15, 1986
  Cancellation of Shares                       --             --             (2)            --
                                          -------        -------      ---------      ---------
                                               --             --          2,496             --
Balance,October 21, 1983
  Shares Issued By Tensiodyne
   Corporation in Connection
   With Pooling of Interests                   --             --          4,328             --
Net (Loss), Year Ended
 December 31, 1983                             --             --             --         (4,317)
                                          -------        -------      ---------      ---------
Balance, January 1, 1984                       --             --          6,824         (4,317)
  Capital Contribution                         --             --         21,727             --
  Issuance of Common Stock                     --             --         10,695             --
  Costs Incurred in Connection
   with Issuance of Stock                      --             --         (2,849)            --
 Net (Loss), Year Ended
  December 31, 1984                            --             --             --        (21,797)
                                          -------        -------      ---------      ---------





             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1996


                                       Class A Common                Class B Common           Class A Preferred Stock
                                 --------------------------    --------------------------    --------------------------
                                    Shares                        Shares                        Shares
                                 Outstanding         Amount    Outstanding         Amount    Outstanding         Amount
                                 -----------        -------    -----------        -------    -----------        -------
Balance, January 1, 1985              47,355             47             --             --             --             --
 Shares Contributed Back
   to Company                           (315)            (0)            --             --             --             --
 Capital Contribution                     --             --             --             --             --             --
 Sale of 12,166 Warrants at
  $1.50 Per Warrant                       --             --             --             --             --             --
 Shares Cancelled                     (8,758)            (9)            --             --             --             --
 Net (Loss), Year Ended
  December 31, 1985                       --             --             --             --             --             --
                                     -------            ---        -------        -------        -------        -------
Balance, January 1, 1986              38,282             38             --             --             --             --
  Net (Loss), Year Ended
   December 31, 1986                      --             --             --             --             --             --
                                     -------            ---        -------        -------        -------        -------
Balance, January 1, 1987              38,282             38             --             --             --             --
  Issuance of Common Stock Upon
   Exercise of Warrants                  216              0             --             --             --             --
 Net (Loss), Year Ended
  December 31, 1987                       --             --             --             --             --             --
                                     -------            ---        -------        -------        -------        -------


                                                                                Deficit
                                  Class B Preferred Stock                     Accumulated
                                 --------------------------      Capital       During the
                                   Shares                     in Excess of    Development
                                 Outstanding        Amount      Par Value        Stage
                                 -----------      ---------   ------------    -----------
Balance, January 1, 1985                  --             --         36,397        (26,114)
 Shares Contributed Back
   to Company                             --             --              0             --
 Capital Contribution                     --             --        200,555             --
 Sale of 12,166 Warrants at
  $1.50 Per Warrant                       --             --         18,250             --
 Shares Cancelled                         --             --              9             --
 Net (Loss), Year Ended
  December 31, 1985                       --             --             --       (252,070)
                                     -------      ---------      ---------        -------
Balance, January 1, 1986                  --             --        255,211       (278,184)
  Net (Loss), Year Ended
   December 31, 1986                      --             --             --        (10,365)
                                     -------      ---------      ---------        -------
Balance, January 1, 1987                  --             --        255,211       (288,549)
  Issuance of Common Stock Upon
   Exercise of Warrants                   --             --         27,082             --
 Net (Loss), Year Ended
  December 31, 1987                       --             --             --        (45,389)
                                     -------      ---------      ---------        -------




             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1996


                                       Class A Common                Class B Common           Class A Preferred Stock
                                 --------------------------    --------------------------    --------------------------
                                    Shares                        Shares                        Shares
                                 Outstanding         Amount    Outstanding         Amount    Outstanding         Amount
                                 -----------        -------    -----------        -------    -----------        -------
Balance, January 1, 1988              38,498             38             --             --             --             --
  Issuance of Common Stock
   Sale of Stock (Unaudited)           2,544              3             --             --             --             --
   Services Rendered (Unaudited)       3,179              3             --             --             --             --
  Net (Loss), Year Ended
  December 31, 1988 (Unaudited)           --             --             --             --             --             --
                                     -------            ---        -------        -------        -------        -------
Balance, January 1, 1989
   (Unaudited),                       44,221             44             --             --             --             --
  Issuance of Common Stock
   Sale of Stock                       4,000              4             --             --             --             --
   Services Rendered                  36,000             36             --             --             --             --
  Net (Loss), Year Ended
   December 31, 1989                      --             --             --             --             --             --
                                     -------            ---        -------        -------        -------        -------
Balance, January 1, 1990              84,221             84             --             --             --             --
  Issuance of Common Stock
   Sale of Stock                       2,370              2             --             --             --             --
   Services Rendered                   6,480              7             --             --             --             --
  Net Income, Year Ended
   December 31, 1990                      --             --             --             --             --             --
                                     -------            ---        -------        -------        -------        -------


                                                                                Deficit
                                  Class B Preferred Stock                     Accumulated
                                 --------------------------      Capital       During the
                                   Shares                     in Excess of    Development
                                 Outstanding        Amount      Par Value        Stage
                                 -----------      ---------   ------------    -----------
Balance, January 1, 1988                  --             --        282,293       (333,938)
  Issuance of Common Stock
   Sale of Stock (Unaudited)              --             --        101,749             --
   Services Rendered (Unaudited)          --             --         70,597
  Net (Loss), Year Ended
  December 31, 1988 (Unaudited)           --             --             --       (142,335)
                                     -------      ---------      ---------        -------
Balance, January 1, 1989
   (Unaudited),                           --             --        454,639       (476,273)
  Issuance of Common Stock
   Sale of Stock                          --             --          1,996             --
   Services Rendered                      --             --         17,964             --
  Net (Loss), Year Ended
   December 31, 1989                      --             --             --        (31,945)
                                     -------      ---------      ---------        -------
Balance, January 1, 1990                  --             --        474,599       (508,218)
  Issuance of Common Stock
   Sale of Stock                          --             --         59,248             --
   Services Rendered                      --             --         32,393             --
  Net Income, Year Ended
   December 31, 1990                      --             --             --        133,894
                                     -------      ---------      ---------        -------



             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1996


                                       Class A Common                Class B Common           Class A Preferred Stock
                                 --------------------------    --------------------------    --------------------------
                                    Shares                        Shares                        Shares
                                 Outstanding         Amount    Outstanding         Amount    Outstanding         Amount
                                 -----------        -------    -----------        -------    -----------        -------
Balance January 1, 1991 as Restated   93,071             93             --             --             --             --
  Issuance of Common Stock
   Sale of Stock                         647              1             --             --        350,000            350
   Services Rendered                   4,371              4             --             --             --             --
   Conversion of Warrants                 30             --             --
   Conversion of Stock                (6,000)            (6)        60,000             60             --             --
  Net (Loss), Year Ended
   December 31, 1991                      --             --             --             --             --             --
                                     -------      ---------      ---------        -------
Balance January 1, 1992               92,119             92         60,000             60        350,000            350
  Issuance of Common Stock
   Sale of Stock                      20,000             20             --             --             --             --
   Services Rendered                   5,400              5             --             --             --             --
   Conversion of Warrants              6,000              6             --             --             --             --
   Sale of Class B Stock                  --             --         60,000             60             --             --
  Issuance of Stock to
    Unconsolidated Subsidiary          4,751              5             --             --             --             --
  Conversion of Stock                  6,000              6        (60,000)           (60)            --             --
  Cancellation of Shares              (6,650)            (7)            --             --             --             --
  Net (Loss), Year Ended
   December 31, 1992                      --             --             --             --             --             --
                                   ---------          -----        -------        -------        -------        -------


                                                                                     Deficit
                                       Class B Preferred Stock                     Accumulated
                                      --------------------------      Capital       During the
                                        Shares                     in Excess of    Development
                                      Outstanding        Amount      Par Value        Stage
                                      -----------      ---------   ------------    -----------
Balance January 1, 1991 as Restated            --             --        566,240       (374,324)
  Issuance of Common Stock
   Sale of Stock                               --             --        273,335             --
   Services Rendered                           --             --         64,880             --
   Conversion of Warrants                      --             --             --             --
   Conversion of Stock                         --             --             --             --
  Net (Loss), Year Ended
   December 31, 1991                           --             --             --       (346,314)
                                          -------      ---------      ---------        -------
Balance January 1, 1992                        --             --        904,455       (720,640)
  Issuance of Common Stock
   Sale of Stock                               --             --         15,980             --
   Services Rendered                           --             --         15,515         15,520
   Conversion of Warrants                      --             --         14,994             --
   Sale of Class B Stock                       --             --         14,940             --
  Issuance of Stock to
    Unconsolidated Subsidiary                  --             --         71,659             --
  Conversion of Stock                          --             --             --             --
  Cancellation of Shares                       --             --              7             --
  Net (Loss), Year Ended
   December 31, 1992                           --             --             --       (154,986)
                                          -------      ---------      ---------        -------




             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1996


                                       Class A Common                Class B Common           Class A Preferred Stock
                                 --------------------------    --------------------------    --------------------------
                                    Shares                        Shares                        Shares
                                 Outstanding         Amount    Outstanding         Amount    Outstanding         Amount
                                 -----------        -------    -----------        -------    -----------        -------
Balance December 31, 1992            127,620            127         60,000             60        350,000            350
  Issuance of Common Stock
   Licensing Agreement                12,500             13             --             --             --             --
   Services Rendered                  67,030             67             --             --             --             --
   Warrant Conversion                 56,000             56             --             --             --             --
  Cancellation of Shares             (31,700)           (32)            --             --             --             --
  Net (Loss) for Year Ended
    December 31, 1993 (Restated)          --             --             --             --             --             --
                                   ---------          -----        -------        -------        -------        -------
Balance December 31, 1993            231,449            231         60,000             60        350,000            350
                                   ---------          -----        -------        -------        -------        -------


                                                                                Deficit
                                  Class B Preferred Stock                     Accumulated
                                 --------------------------      Capital       During the
                                   Shares                     in Excess of    Development
                                 Outstanding        Amount      Par Value        Stage
                                 -----------      ---------   ------------    -----------
Balance December 31, 1992                 --             --      1,037,550       (875,626)
  Issuance of Common Stock
   Licensing Agreement                    --             --          6,237             --
   Services Rendered                      --             --         13,846             --
   Warrant Conversion                                              304,943             --
  Cancellation of Shares                  --             --         (7,537)            --
  Net (Loss) for Year Ended
    December 31, 1993 (Restated)          --             --             --       (929,900)
                                     -------        -------      ---------      ---------
Balance December 31, 1993                 --             --      1,355,039     (1,805,526)
                                     -------        -------      ---------      ---------



             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1996


                                            Class A Common                Class B Common           Class A Preferred Stock
                                      --------------------------    --------------------------    --------------------------
                                         Shares                        Shares                        Shares
                                      Outstanding         Amount    Outstanding         Amount    Outstanding         Amount
                                      -----------        -------    -----------        -------    -----------        -------
Adjustment to Give Effect
  to Recapitalization on
  February 1, 1994                         30,818             31             --             --             --             --

   Issuance of Shares for
     Services Rendered                    223,000            223             --             --             --             --
   Sale of Stock                        1,486,112          1,486             --             --             --             --
   Issuance of Shares for
     the Modification of Agreements        34,000             34             --             --             --             --
   Net (Loss) for the Year
     Ended December 31, 1994 -                 --             --             --             --             --             --
                                        ---------          -----        -------        -------        -------        -------
Balance - December 31, 1994             2,005,380          2,005         60,000             60        350,000            350

   Issuance of Common Stock
   in Consideration for
   Modification of Agreement              152,500            153             --             --             --             --

   Net (Loss) for the Year
     Ended December 31, 1995 -                 --             --             --             --             --             --
                                        ---------          -----        -------        -------        -------        -------
Balance - December 31, 1995             2,157,880          2,157         60,000             60        350,000            350
                                        ---------          -----        -------        -------        -------        -------
                                        ---------          -----        -------        -------        -------        -------


                                              Redeemable                             Deficit
                                       Class B Preferred Stock                     Accumulated
                                      --------------------------      Capital       During the
                                        Shares                     in Excess of    Development
                                      Outstanding        Amount      Par Value        Stage
                                      -----------      ---------   ------------    -----------
Adjustment to Give Effect
  to Recapitalization on
  February 1, 1994                             --             --        385,393             --

   Issuance of Shares for
     Services Rendered                         --             --             --             --
   Sale of Stock                               15        150,000         23,300             --
   Issuance of Shares for
     the Modification of Agreements            --             --            (34)            --
   Net (Loss) for the Year
     Ended December 31, 1994 -                 --             --             --       (377,063)
                                          -------        -------      ---------      ---------
Balance - December 31, 1994                    15        150,000      1,763,698     (2,182,589)

   Issuance of Common Stock
   in Consideration for
   Modification of Agreement                   --             --             --             --

   Net (Loss) for the Year
     Ended December 31, 1995 -                 --             --             --       (197,546)
                                          -------        -------      ---------      ---------
Balance - December 31, 1995                    15        150,000      1,763,698     (2,380,135)
                                          -------        -------     ----------     ----------
                                          -------        -------     ----------     ----------



             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH DECEMBER 31, 1996


                                            Class A Common                Class B Common           Class A Preferred Stock
                                      --------------------------    --------------------------    --------------------------
                                         Shares                        Shares                        Shares
                                      Outstanding         Amount    Outstanding         Amount    Outstanding         Amount
                                      -----------        -------    -----------        -------    -----------        -------
   Issuance of Shares for
     Services Rendered                    164,666            165             --             --             --             --
   Sale of Stock                           70,000             70             --             --             --             --
   Issuance of Shares for
     the Modification of Agreements       250,000            250             --             --             --             --
   Cancellation of Shares Held
     in Treasury                          (62,000)           (62)            --             --             --             --
   Net (Loss) for the Year
     Ended December 31, 1996                   --             --             --             --             --             --
                                        ---------          -----        -------        -------        -------        -------
Balance - December 31, 1996             2,580,546       $  2,580         60,000          $  60        350,000         $  350
                                        ---------          -----        -------        -------        -------        -------
                                        ---------          -----        -------        -------        -------        -------


                                              Redeemable                             Deficit
                                       Class B Preferred Stock                     Accumulated
                                      --------------------------      Capital       During the
                                        Shares                     in Excess of    Development
                                      Outstanding        Amount      Par Value        Stage
                                      -----------      ---------   ------------    -----------
   Issuance of Shares for
     Services Rendered                         --             --         16,301             --
   Sale of Stock                               --             --        173,970             --
   Issuance of Shares for
     the Modification of Agreements            --             --           (250)            --
   Cancellation of Shares Held
     in Treasury                               --             --       (154,538)
   Net (Loss) for the Year
     Ended December 31, 1996                                  --             --       (450,734)
                                          -------        -------      ---------      ---------
Balance - December 31, 1996                    15     $  150,000   $  1,799,181    $(2,830,869)
                                          -------        -------     ----------     ----------
                                          -------        -------     ----------     ----------



             See accompanying notes and independent accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS

                                                                                                        From Inception
                                                                                                      (October 21, 1983)
                                                                        December 31,                        Through
                                                              1994          1995            1996      December 31, 1996
                                                           ----------   ------------     ----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                       $  (377,063)   $  (197,546)   $  (450,734)      $  (2,830,869)
                                                           ----------     ----------     ----------        ------------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                                 5,553          5,555          4,931             159,715
  Charge off of Deferred Offering Costs                            --         31,480             --              31,480
  Increase in Prepaid Expenses                                     --             --         (1,472)             (1,472)
  Loss on Sale of Equipment                                        --             --             --              12,780
  Issuance of Common  Stock for Services                          223             --         16,467             295,965
  Issuance of Common  Stock for Agreement Modifications            --            152             --                 152
  Forgiveness of Indebtedness                                      --             --             --             165,000
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                               97,612         16,032        238,957             552,535
  Interest Accrued on Notes Payable                            10,870         17,681         28,551
  Increase in Research and Development                             --
      Sponsorship Payable                                          --             --             --             188,495
  (Increase) in Note for Litigation Settlement                 (1,766)        (1,921)        (2,092)            (25,753)
  (Increase) in Deposits                                           --             --             --              (2,189)
                                                           ----------     ----------     ----------        ------------
    TOTAL ADJUSTMENTS                                         101,622         62,168        274,472           1,405,259
                                                           ----------     ----------     ----------        ------------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                      (275,441)      (135,378)      (176,262)         (1,425,610)
                                                           ----------     ----------     ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                                  --             --             --              10,250
  Purchase of Property and Equipment                               --             --             --            (226,109)
  (Increase) in Other Assets                                       --             --             --             (69,069)
  Payment for License Agreement                                    --             --             --              (6,250)
                                                           ----------     ----------     ----------        ------------

  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                            --             --             --            (291,178)
                                                           ----------     ----------     ----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs                                      24,787             --        174,040             732,319
  Costs incurred in Offering                                  (31,480)            --             --             (31,480)
  Sale of Common Stock Warrants                                    --             --             --              18,250
  Sale of Preferred Stock                                          --             --             --             258,500
  Sale of Redeemable Preferred Stock                          140,000             --             --             150,000
  Capital Contributions                                            --             --             --             301,068
  Proceeds From Note Payable                                       --             --                                 --
  Payment on Proposed Reorganization                               --             --         (5,000)             (5,000)
  Loans  From  Officers                                       135,050        100,874         43,250             356,307
  Repayments to Officer                                       (78,446)       (16,000)       (64,676)           (230,262)
  Increase in Loan Payable-Others                              78,495         58,000         25,000             164,664
                                                           ----------     ----------     ----------        ------------


                   See accompanying notes and accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS




                                                                                              From Inception
                                                                                            (October 21, 1983)
                                                                December 31,                      Through
                                                     1994           1995           1996     December 31, 1996
                                                  ---------     ------------    ---------   -----------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES     $  268,406    $     142,874   $  172,614      $    1,714,366
                                                  ---------     ------------    ---------       -------------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                           (7,035)           7,496       (3,648)             (2,422)
BEGINNING BALANCE  - CASH AND
      CASH EQUIVALENTS                                  765           (6,270)       1,226                  --
                                                  ---------     ------------    ---------       -------------
ENDING BALANCE  - CASH AND CASH
    EQUIVALENTS                                  $   (6,270)   $       1,226   $   (2,422)     $       (2,422)
                                                  ---------     ------------    ---------       -------------
                                                  ---------     ------------    ---------       -------------


SUPPLEMENTAL INFORMATION:

   A. Definition of Cash and Cash Equivalents

      For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

   B. During the periods from the date of inception (October 21, 1983) to December 31, 1995, there have been no cash payments for income taxes or interest.

      During 1996, the Company made interest payments totalling $2,000. There were no payments in 1996 for income taxes.


   C. Non Cash Investing and Financing Activities



      During 1994, the Company authorzed the issuance to certain directors and to members of its advisory board a total of 198,000 shares of its Class A Common Stock.

      Also in 1994, the Company authorized the issuance of 15,000 to unrelated third parties for services rendered to the Company and also authorized the issuance of 10,000 shares of Class A Common Stock to its president for past services.

      During 1995, the Company forgave $154,600 on an obligation due from the Company's President in exchange for the President returning 62,000 shares of the Company's Class A Common Stock to its treasury.

      During 1995, the Company also issued 152,500 shares of its Class A Common stock to third parties in consideration for the modification of certain agreements.

    During 1996, the Company issued 250,000 shares of its Class A Common stock in consideration for the cancellation of a 2.5% royalty interest in the Company's Fatigue Fuse

    During 1996, a unrelated third party assigned his interest in a $55,000 loan owed him by the Company to the Company's President.

    During 1996, the Company cancelled 62,000 shares of Class A Common which it held in its treasury.


                   See accompanying notes and accountants' report.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

    Tensiodyne Scientific Corporation (the "Company") was organized on November 7, 1985, under the laws of the state of Delaware.

    On November 29, 1985, all of the Company's, outstanding stock was acquired by Tensiodyne Corporation (the "Parent"). The Company had little activity from its inception through 1992. In 1993, the Company received $385,424 in exchange for the issuance of 30,818 of the Company's common stock.

    On December 20, 1993, the Company entered into an agreement to distribute 262,267 of its Class A Common Stock, 60,000 shares of its Class B Common stock, and 350,000 shares of its Class A Preferred Convertible Stock to the existing shareholders of Tensiodyne Corporation. In exchange for the issuance of these shares, the Company received all of the assets and assumed all of the liabilities of the Parent. A schedule of the assets and liabilities acquired is as follows:

         Assets
              Cash                               $     765
              Loan Receivable
                   - Officer                        10,205
              Property & Equipment
                   at Net                          108,091
              Licensing Agreement and
                   Patents                          26,634
              Notes Receivable                      19,974
              Other Assets                           2,189
                                                ----------
                                                $  167,858
                                                ----------
         Liabilities
              Accrued Expenses                  $  (91,935)
              Accrued Salaries
                   - Officer                      (108,000)
              Deposit Payable                      (10,000)
              Loans Payable                         (3,169)
              Note Payable on
                   Licensing Agreement            (188,495)
                                                   --------
                                                $ (401,599)
                                                ----------
              Liabilities in Excess
               of Assets Transferred            $ (233,741)
                                                ----------
                                                ----------

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION (CONTINUED)

    For financial reporting purposes, the above transaction was treated as a recapitalization. Therefore, the assets and liabilities transferred have been recorded at historical cost.

    On January 30, 1994, the Company filed with the office of the Secretary of State of Delaware an Amended and Restated Certificate of Incorporation whereby its capital structure was changed to provide for the authorization to issue 100,000,000 shares of Class A Common Stock, $.00l par value; 3,000,000 shares of Class B Common Stock, $.00l par value; and 10,000,000 shares of Class A Convertible Preferred Stock, $.00l par value.

    The Company authorized a 1 for 10 reverse stock split of its Class A common shares on June 22, 1994. All references to the Company's Class A Common Stock as reflected in the accompanying financial statements and notes have been restated to reflect the 1:10 reverse stock split.

    On July 19, 1994, the Company filed with the Secretary of State of Delaware, an amendment to its Certificate of Incorporation changing its name from Tensiodyne Scientific Corporation to Material Technology, Inc.

    The Company is in the development stage, as defined in FASB Statement 7, with its principal activity being research and development in the area of metal fatigue technology with the intent of future commercial application. The Company has not paid any dividends and dividends which may be paid in the future will depend on the financial requirements of the Company and other relevant factors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A.   PROPERTY AND EQUIPMENT

         The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax reporting purposes.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    B.   INTANGIBLE ASSETS

         Intangibles are amortized on the straight-line method over periods ranging from 5 to 20 years (see Note 4).

    C.   NET LOSS PER SHARE

         Net loss per share is computed pursuant to SAB Topic 1.B.2.

    D.   PERVASIVENESS OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 - REALIZATION OF ASSETS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses totaling $2,830,869 since its inception through December 31, 1996. These continuing losses are an indication that the Company may not be able to continue to operate.

         The Company anticipates that it needs approximately $5,000,000 in order to complete the development and marketing of its two products. Management believes the source of the $5,000,000 will be through government grants, sale of the Company's stock, entering into joint ventures, and or through the sale of royalty interests.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INTANGIBLES

         Intangible assets consist of the following:

                              Period of          December 31,
                             Amortization     1995        1996
                             -------------   -------     -------
         Patent Costs          17 years     $ 28,494    $ 28,494
         Organization Costs     5 Years        9,076       9,076
         License Agreement     20 Years        6,250       6,250
                                            --------    --------
                                              43,820      43,820
         Less Accumulated Amortization       (21,162)    (23,151)
                                            --------    --------
                                            $ 22,658      20,669
                                            --------    --------
                                            --------    --------

         Amortization charged to operations for 1994, 1995, and 1996, were $1,988, $1,988 and $1,989, respectively.

NOTE 5 - LITIGATION SETTLEMENT

         On October 26, 1992, the Company agreed to an out-of-court settlement resulting from improprieties by its chief technical consultant, who was also an officer and director. The settlement resulted in a return from the individual of 5,650 shares of the Company's common stock, a return of 600 warrants to purchase 600 shares of common stock, and a promissory note for $50,000 secured by a mortgage interest on the individual's residence.

         The note is non-interest bearing and due and payable upon either the death of the individual's spouse or upon conveyance or attempted conveyance of any interest in the individual's residence. Interest has been imputed pursuant to APB-21 at an annual rate of 8.5% The balance of this note as of December 31, 1995, and 1996, was $23,661 and $25,753, respectively.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 5 - LITIGATION SETTLEMENT

         As of December 31, 1996, the note was in default due to the failure by the individual to maintain insurance on the property and to pay property taxes. The Company commenced foreclosure proceedings with a public foreclosure sale pending and scheduled for March 1997. Management estimates that the net amount the Company should receive on the sale of the property approximates the balance of the note as of December 31, 1996.

         Accrued interest credited to operations for the years 1994, 1995 and 1996 were $1,766, $1,929 and $2,091, respectively.

NOTE 6 - LICENSE AGREEMENT

         The Company has entered into a license agreement with the University of Pennsylvania regarding the development and marketing of the Electrochemical Fatigue Sensor. The Sensor is designed to measure electrochemically the status of a structure without knowing the structure's past loading history. The Company is in the initial stage of developing the Sensor.

         Under the terms of the agreement the Company issued to the University 12,500 shares of its common stock, and a 5% royalty on sales of the product. The Company valued the licensing agreement at $6,250. Under the terms of the agreement, the license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement. The Company is amortizing the license over 20 years.

         In addition to entering into the licensing agreement, the Company also agreed to sponsor the development of the Sensor. Under the Sponsorship agreement, the Company agreed to reimburse the University development costs totaling approximately $200,000 which was to be paid in 18 monthly installments of $11,112. The research and development costs are recorded at present value, using an annual interest rate of 8.5%. At December 31, 1995, and 1996, the present value of this obligation was $188,494. The Company charged the full $188,494 to operations as research and development in 1993. The Company has not made any payments toward this obligation.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LICENSE AGREEMENT (CONTINUED)

         Pursuant to the terms of the agreement, the Company reimbursed the University in 1996, $10,000 for the cost it incurred in the prosecution and maintenance of its patents relating to the Electrochemical Fatigue Sensor.

         The Company and the University have agreed to modify the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, the issuance of additional shares of the Company's Class A Common stock to equal 5% of the outstanding stock of the Company as of the effective date of the modified agreements, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts) up to the amount owed to the University.

NOTE 7 - PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment:

                                                         December 31,
                                                     1995           1996
                                                  ----------     ----------

         Office Equipment                         $ 14,345       $ 14,345
         Remote Monitoring System                   97,160         97,160
         Manufacturing Equipment                   100,067        100,067
                                                  ----------     ----------
                                                   211,572        211,572
              Less: Accumulated
                   Depreciation                   (110,614)      (113,556)
                                                  ----------     ----------
                                                 $ 100,958       $ 98,016
                                                  ----------     ----------
                                                  ----------     ----------

         Depreciation charged to operations was $3,567, $3,566 and $2,942 in 1994, 1995, and 1996, respectively. The useful lives of office and manufacturing equipment for the purpose of computing depreciation is five years.

         The Company's equipment has been pledged as collateral on the note payable to Advanced Technology Center (See Note 10(b).

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 7 - PROPERTY AND EQUIPMENT (CONTINUED)

        The Company has entered into an agreement dated April 1, 1993, with the University of Pennsylvania acting through the Laboratory for Research on the Structure of Matter ("LRSM") to loan certain manufacturing equipment to the LRSM for instructional and research related purposes for a period of 5 years, beginning December 1, 1992, and ending December 1, 1997. Upon expiration of the five year period, LRSM may retain the right to borrow the equipment for another 5 year period. In exchange for loaning the equipment to LRSM, the Company receives substantial testing from LRSM which aides the Company in the development of the Fatigue Fuse. Upon the expiration of the second five year period, LRSM has the option to purchase the equipment at its fair market value then prevailing.

         Under the terms of the agreement, LRSM shall perform 1,200 hours of research and testing of materials to be used in conjunction with the Fatigue Fuse.

NOTE 8 - NOTES PAYABLE

         On May 27, 1994, the Company borrowed $25,000 from Mr. Sherman Baker, a current shareholder. The loan is evidenced by a promissory note which is assessed interest at major bank prime rate. The principal and all accrued interest is fully due and payable in 2 years, but the Company is required to pay-off the loan and accrued interest in full from the proceeds of any independent financing.

         As additional consideration for the loan, the Company granted to Mr. Baker, a 1% royalty interest in the Fatigue Fuse and a .5% royalty interest in the Electrochemical Fatigue Sensor. The Company has not placed a value on the royalty interest granted. The balance due on this loan as of December 31, 1995, and 1996, was $29,270 and $32,459, respectively.

         The Company did not pay any amounts due on this note when it matured on May 26, 1996, and the note is in default.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE (CONTINUED)

         In addition, the Company borrowed an additional $58,000 from Mr. Baker in 1995. Under the terms of the loan agreement, interest accrues on this loan at the prime lending rate of Mellon Bank N.A., and is fully payable with accrued interest on June 11, 2000. At the option of Mr. Baker, he can convert the balance due at any time into approximately 280,000 shares of the Company's Class A common stock. The balance due on this note as of December 31, 1995, and 1996 was approximately $60,829 and $65,893, respectively.

         In October 1997, the Company borrowed $25,000 from an unrelated third party. Under the terms of the loan agreement, interest accrues on this loan at an annual interest rate of 10% and matures on October 15, 1998. The loan is convertible at any time prior to payoff at the option of the payee into 25,000 shares of the Company's Class A
         Common Stock. Interest charged to operations on this loan in 1996 amounted to approximately $527.

NOTE 9 - INCOME TAXES

         Income taxes are provided based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("FASB 109"). The provision for income taxes differs from the amounts currently payable because of timing differences in the recognition of certain income and expense items for financial and tax reporting purposes.

         FASB 109 uses the asset and liability method to account for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

         An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it can not be determined when, or if, the tax benefits derived from these operating losses will materialize.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

         For income tax purposes, the Company has approximately $413,000 in net operating losses available to offset future income through the year 2011, however, the actual losses which may used in future years could be limited due to recapitalization or other factors.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company's commitments and contingencies are as follows:

    a. On December 24, 1985, in order to provide funding for research and development related to the Fatigue Fuse, the Company entered into various agreements with the Tensiodyne 1985-I R & D Partnership.
         These agreements were amended on October 9, 1989, and under the revised terms, the Company is obligated to pay the Partnership a royalty of 10% of future gross sales. The Company's obligation to the partnership is limited to the capital contributed to it by its partners in the amount of approximately $912,500 and accrued interest.

    b. On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 1995, and 1996, the future royalty commitment was limited to $107,510 and $119,336, respectively.

         The payment of future royalties is secured by equipment used by the Company in the development of technology as specified in the funding agreement.

    c. On May 4, 1987, the Company entered into a funding agreement with ATC, whereby ATC provided $63,775 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sublicensing revenues. The agreement was amended August 28, 1987, and as amended, the royalty cannot exceed the lesser of (1) the amount of the advance plus a 26% annual rate of return or, (2) total royalties earned for a term of 17 years.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         At December 31, 1995, and 1996, the total future royalty commitments, including the accumulated 26% annual rate of return, was limited to approximately $440,265, and $554,734, respectively. The future royalties are secured by the Company's patents, products, and accounts receivable, which may be related to technology developed with the funding.

    d. In 1994, the Company issued to Variety Investments, Ltd. of Vancouver, Canada ("Variety"), a 22.5% royalty interest on the Fatigue Fuse in consideration for the cancellation of cash advances made to the Company by Variety.

         In December 1996, in exchange for the issuance by the Company of 250,000 shares of its Class A Common stock, Variety reduced its royalty interest to 20%.

    e. Under an agreement which was effective February 2, 1994, Tensiodyne Corporation, the Company's former parent, was obligated to provide $5,100,000 in financing to the Company.

         During 1994, the Company received $150,000 under this agreement in exchange for the issuance of 7,560 shares of its Class A common stock and 15 shares of its Redeemable Class B Preferred Stock. The $150,000 has been classified for financial purposes as Redeemable Preferred Stock.

         The Shareholders of the preferred stock have the right of redemption at $10,000 per share, if the preferred shares are not redeemed by the Company within 10 years of issuance.

         Dividends are payable on the preferred shares to the same extent as aggregate dividends on the number of shares of common stock equal to 30% of shares of the Company's common stock outstanding on the closing date. The holders of the preferred shares will be allowed to elect a director of the Company.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Tensiodyne was not able to fund the full amount of its obligation to the Company and on November 22, 1994, the Company filed suit against Tensiodyne for breach of contract. On March 28, 1995, a settlement agreement was entered into whereby Tensiodyne issued to the Company 6,375,000 shares of its Common Stock. The proceeds received from the sale of these shares will be used to reduce Tensiodyne's obligation to pay the remaining balance owing of $4,950,000 and accrued interest which is assessed under the settlement agreement at 7% per annum.

         The Company also received upon the signing of the settlement agreement 250,000 shares of Tensiodyne common stock.

         Management believes that Tensiodyne has insufficient capital to meet its obligation to pay any of the amounts owed and the Company will have to rely on the proceeds it receives through the sale of the Tensiodyne snares to reduce the amount due.

         The shares received are subject to restrictions imposed under SEC Rule
         144. Based upon these restrictions and the limited market in which to sell the Tensiodyne stock, it is impractical to estimate the full value of the obligation owed the Company by Tensiodyne.

         On December 30, 1996, an agreement was entered into whereby Tensiodyne agreed to exchange the 15 shares of Redeemable Class B Preferred Stock it currently owns for 15 shares of Redeemable Class B Preferred Stock of the Company's subsidiary. The rights of the new issuance will be the same as the rights of the shares exchanged except the shares in the Subsidiary will be redeemable two years earlier on January 31, 2002. In consideration for the exchange, the Company paid Tensiodyne $5,000.

         The exchange was made in view of the fact that the Company has entered into an agreement with an unrelated third party to reverse merge with this party and to transfer to the subsidiary the Company's current operations including all of its assets and liabilities (See Note 15, "Subsequent Events").

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

    f. The Company entered into an agreement with an unrelated third party for providing the idea of pursuing a government contract for the funding of the development of the Company's technologies, under which he would receive a number of the Company's Class A Common Stock equal to 2.5% of the number of shares outstanding as of the date a government contract is signed, 15% of the amount of the government contract, and an appointment to the Company's Board of Directors. Funds due him will be paid only when such funds become available to the Company.

         The Company's obligation is created on the date the government contract is signed. Under the agreement with this individual, the amounts due will be evidenced by a promissory note bearing interest at major bank prime.

         Interest accrues nine months after the government contract is executed, and is payable quarterly. The principal balance and any accrued interest is paid through funds raised or earned by the Company. The Company is obligated to pay 12.5% of the first $l,000,0000 earned or raised and 15% of any amount in excess of the $1,000,000.

         The Agreement contains anti-dilution provisions relating to the shares to be issued which expire once $50,000 is paid. The Company's obligation to have this person as a Director expires once all amounts due are paid. The contingent amount due has been personally guaranteed by the Company's President and is secured by the Company's patents. The personal guarantee expires upon the individual receiving $100,000.

    g. As discussed in Note 8, the Company granted a 1% royalty interest in the Company's Fatigue Fuse and a .5% royalty interest in its Electrochemical Fatigue sensor to Mr. Sherman Baker as part consideration on a $25,000 loan made by Mr. Baker to the Company.

         A summary of royalty interests which the Company has granted and are outstanding as of December 31, 1996, follows:

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                                                 Fatigue         Fatigue
                                                  Fuse           Sensor
                                                 -------        ---------
         Tensiodyne 1985-1 R&D Partnership           --*             --
         Advanced Technology Center
              Future Gross Sales                     -- *            --
              Sublicensing Fees                      -- **           --
         Variety Investments, Ltd.               20.00%              --
         University of Pennsylvania
              Net Sales of Licensed Products         --           7.00%
              Net sales of Services                  --           2.50%
         Sherman Baker                            1.00%           0.50%
                                                 -------        ---------
                                                  1.00%           0.50%
                                                 -------        ---------
                                                 21.00%          10.00%
                                                 -------        ---------
                                                 -------        ---------


         *    Royalties limited to specific rates of return as discussed in
              Note 10(a) and (c) above.

         ** The Company granted 12% royalties on sales from sublicensing. These royalties are also limited to specific rates of return as discussed in Note 11(c) above.

Note 11 - Investments

         The Company through a settlement with Tensiodyne Corporation received 6,625,000 of Class A Common Stock of Tensiodyne Corporation. These shares are restricted and subject to Rule 144 of the Securities and Exchange Commission. During 1996, the Company received approximately $17,750 through the sale of 50,000 shares of Tensiodyne Corporation stock.

         As of December 31, 1996, of the remaining 6,575,000 shares owned by the Company, approximately 690,000 shares were free trading. The Company is accounting for the free trading shares pursuant to FASB Statement 115. The 690,000 shares were valued at their market value using the price as quoted at December 31, 1996, of $.08 per share. The Company has classified these shares as available for sale and the unrealized gain on these shares at December 31, 1996, amounting to $55,200 has been classified to stockholders' deficit.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY

    a.   WARRANTS

         On August 10, 1994, the Company granted 994,500 Class A Warrants to Mr. Robert Bernstein, 170,000 Class A Warrants to Mr. Joel Freedman, and 535,500 Class A Warrants to certain preferred shareholders. Each Class A Warrant entitles the registered holder to purchase one share of Class A Common Stock of the Company for $.50. On December 15, 1995, the Company's Board of Directors extended the expiration date of the Warrants from August 22, 1996 to August 22, 1999.

         At the date of grant, the exercise price was greater than market value, therefore, no compensation costs were recognized.

    b.   CLASS A COMMON STOCK

         The holders of the Company's Class A Common stock are entitled to one vote per share of common stock held.

    c.   CLASS B COMMON STOCK

         The holders of the Company's Class B Common Stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company. However the holders are entitled to 200 votes for each share of Class B Common held.

    d.   CLASS A PREFERRED STOCK

         During 1991, the Company sold to a group of 15 individuals 2,585 shares of $100 par value preferred stock and warrants to purchase 2,000 shares of common stock for a total consideration of $258,500.

         In the Company's spin off, these shares were exchanged for 350,000 shares of the Company's Class A Convertible Preferred Stock and 300,000 shares of its Class A Common Stock.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

         The holders of these shares have a liquidation preference to receive out of assets of the Company, an amount equal to $.72 per share. Such amounts shall be paid upon all outstanding shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class ranking junior to the Shares as to dividends or assets.

         These shares are convertible to shares of the Company's common stock at a conversion price of $.72 ("initial conversion price") which will be adjusted depending upon the occurrence of certain events. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.

         The holders of these shares shall participate in all dividends declared and paid with respect to the Common Stock to the same extent had such holder converted the shares immediately prior to the record date for such dividend.

    e.   REDEEMABLE PREFERRED STOCK

         The Company has authorized a class of 10,000,000 shares of preferred stock ($.001 par value) of which 510 shares have been designated Class B Preferred Shares.

         The holders of these shares have a liquidation preference to receive out of assets of the Company, an amount equal to $10,000 per share. Such amounts shall be paid upon all outstanding shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class ranking junior to the Shares as to dividends or assets.

         The holders of these preferred shares shall have the right to vote and cast one vote per share on all matters on which the holders of common stock have the right to vote. The holders of these shares shall be entitled by class to vote to elect one member of the board of

                              MATERIAL TECHNOLOGY, INC.
                     FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

         directors and to vote as a class to remove any director so elected. The holders of these shares shall participate in all cash dividends declared and paid with respect to the Common Stock based upon a set formula as defined in the Company's Class B Preferred Stock Certificate of Designation.

         These shares may be redeemed at the option of the Corporation at any time upon the payment of $10,000 per share, plus any unpaid dividend to which the holders are entitled. The shares shall be redeemed at the option of the holders thereof at any time after January 31, 2002.

NOTE 13 - TRANSACTIONS WITH MANAGEMENT

    a. On December 10, 1992 The Company issued to Mr. Robert M. Bernstein, the President of the Company, 60,000 shares of the Company's Class B common stock. In exchange for the stock, Mr. Bernstein executed a five year non-interest bearing note for $15,000. The Note is non-recourse as the only security pledged for the obligation was the stock purchased.

    b. During 1993, Mr. Bernstein exercised warrants to purchase 56,000 shares of the Company's Class A common stock. Pursuant to the resolution on April 12, 1993, adjusting the per share amount from $10.00 to $2.50, Mr. Bernstein paid $560 and executed two five year non-interest bearing notes to the Company for $124,500 and $14,940. The Note is non-recourse as the only security pledged for the obligation was the stock purchased.

    c. On February 28, 1994, the Company authorized the issuance of 10,000 shares of Class A Common Stock to Mr. Bernstein for past services.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 13 - TRANSACTIONS WITH MANAGEMENT (CONTINUED)

    d. In March 1994, Mr. Bernstein advanced the Company $48,750 of which $12,000 was canceled in exchange for the issuance of 1,200,000 shares of the Company's Class A Common Stock. Of these shares purchased, Mr. Bernstein sold 420,000 shares for $4,200 to Joel Freedman and certain preferred shareholders.

    f. In 1995, the Company's Board of Directors amended the Company's By-Laws increasing the number of Directors from 2 to 3, and establishing an advisory board consisting of 7 people.

         The Company authorized the issuance of 58,000 shares of its Class A Common Stock to the new board member and authorized the issuance of 20,000 shares of its Class A Common Stock to each member of the advisory board. Each member must serve on the advisory board for at least 2 years or will have to return the issued shares back to the Company.

    g. In 1994, the president and a director of the Company purchased 278,550 shares of the Company's Class A common stock for $2,786.

    h. On June 12, 1995, $108,000 of the total advances made by the Company's President to the Company was converted into an interest bearing loan. The loan is assessed interest at Mellon Bank, N.A. prime lending rate and is convertible into 520,000 shares of the Company's Class A Common Stock on a pro-rata basis. The loan matures in five years and the conversion of the $108,000 or any portion thereof can occur any time prior to maturity.

    i. During 1996, the Company's President made advances to the Company totaling approximately $43,250. During 1996, the Company paid back to the President approximately $64,676.

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 13 - TRANSACTIONS WITH MANAGEMENT (CONTINUED)

         During 1996, a loan owed by the Company to an unrelated third party in the amount of $55,000 was assigned to the Company's President. The total amounts owed the President of the Company as of December 31, 1995, and 1996, amounted to $136,540 and $179,544, respectively. The amount of accrued interest charged to operations on the President's loans were $5,268 in 1995, and $9,430 in 1996.

    j. During 1996, the Company issued 62,000 shares of the Company's Class A Common Stock to the President for services.

NOTE 14 - STOCK OPTION PLAN

    a. In January 1996, the Company registered with the Securities Exchange Commission its 1996 Stock Option Plan. The plan was formed to encourage ownership of the Common Stock of the Company by key employees, advisors, consultants, and officers providing service to the Company. 120,000 shares of Class A Common Stock are reserved under the plan. The option price will be determined by a Committee appointed by the Company's Board of Directors. In the case of Incentive Stock Options granted to an Optionee who owns more than 10% of the Company's outstanding stock, the option price shall be at least 110% of the fair market value of a share of common stock at date of grant.

         During 1996, the Company received $174,040 through the issuance of 70,000 shares of the Company's Class A Common Stock through the plan.

NOTE 15 - SUBSEQUENT EVENTS

    a. In February 1997, the Company entered into an agreement with Montpilier Holding, Inc.("Montpilier") and its wholly owned subsidiary SecurFone America, Inc. ("SecurFone"), and Robert M. Bernstein, the Company's president. Under the terms of the agreement, the Company

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

         will sell 4,500,000 shares of authorized but unissued shares comprising 90% of the outstanding stock at the date of closing to Montpilier (adjusted for a 1:10 reverse stock split) in exchange for 3,000 shares of SecurFone's common stock, which constitutes 100% of the SecurFone's outstanding shares as of the closing date. In addition, Montpilier agrees to reimburse the Company for its expenses in an amount equal to $120,000.

         The $120,000 expense reimbursement will be paid to the subsidiary upon the effective date of the registration statement ("Closing Date").
         The $120,000 is paid in three installments with the first installment amounting to $70,000 being due on the closing. The second installment of $25,000 is due 30 days after closing, and the third installment of $25,000 is due 75 days of closing. The second and third installments will be evidenced by a non-interest bearing promissory secured by the shares of the subsidiary owned by the Company.

         Under the terms of the agreement, the Company will transfer its current operations, including all of its assets and liabilities to a wholly owned subsidiary which was formed on March 7, 1997, in exchange for receiving 5,560,000 shares of the Subsidiary's common stock. Of these shares, approximately 5,000,000 shares will be distributed to the Company's current shareholders.

         In connection with the above transaction, the Company authorized the issuance of 520,000 shares of its Class A Common Stock to Mr. Bernstein in exchange for the convertible note issued to him; the issuance of 1,499,454 shares of Class A Common Stock to Mr. Bernstein in exchange for the cancellation of the 60,000 shares of Class B Common Stock currently owned by him; the issuance of 280,000 shares of the Company's Class A Common Stock to Mr. Baker in exchange for the convertible note issued to him; the authorization to enter into an agreement with the holders of the Company's Class A Preferred Stock to exchange these shares, which will be cancelled, for Class A Preferred Stock of the Company's subsidiary; and the issuance of 20,000 shares of the Company's Class A Common Stock as partial payment to the Company's legal council

                              MATERIAL TECHNOLOGY, INC.
                     (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

         for services rendered in relation to the above transaction and related matters. Robert M. Bernstein has agreed to assign any accrued salaries owed him by the Company to the Subsidiary.

         In connection with the above transaction, the Company entered into a consulting agreement with Mr. Bernstein. Under the terms of this agreement, Mr. Bernstein has agreed to act as a consultant to the Company for a period of 18 months beginning upon the effective date of the registration statement. In consideration for his services, Mr. Bernstein will receive $5,000 and will receive stock options entitling him to purchase Class A Common Stock of the Company equalling 7% of the sum of the total number of shares of any class of equity securities of the Company, that, during the five years following the closing, the Company registers on Form S-B and sells through Regulation S.

    b. On January 2, 1997, the Company authorized the issuance of 100,000 shares of Class A Common Stock through its 1996 Stock Option Plan at a price of $1.00 per share.

    c. During 1996, the Company entered into a teaming agreement with Southwest Research Institute ("SWRI") and the University of Pennsylvania. On February 25, 1997, the United States Air Force awarded the "Team" a $2,500,000 Phase I contract "to determine the feasibility of the [Company's Electrochemical Fatigue Sensor ("EFS")] to improve the United States Air Force capability to perform durability assessments of military aircraft, including both airframes and engines through the application of EFS to specific military aircraft alloys."

         The Company is a subcontractor to SWRI and its share of this award is approximately $550,000 which is required to be disbursed for specific purposes as defined in the subcontractor's agreement.