Form 10-Q
period 1997-03-31
MATERIAL TECHNOLOGY INC
filed 1997-05-13
CIK 929425

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 1997        Commission file number: 3383526

                            MATERIAL TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       95-4453386
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

          Securities Registered pursuant to Section 12 (g) of the Act:

                                     Common

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment of this Form 10-Q. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at May 1, 1997 was $2,139,555.

     Documents incorporated by reference - None.

                                     INDEX

                                                               PAGE
                                                               ----

Part 1. Financial Statements

   Balance Sheets                                               3-4

   Statements of Operations
     First Quarter Ended March 31, 1996 and 1997 and from
     the Company's inception (October 21, 1983) through
     March 31, 1997.                                              5

   Statements of Cash Flows
     First Quarter Ended March 31, 1996 and 1997 and from
     the Company's inception (October 21, 1983) through
     March 31, 1997                                             6-7

   Notes to Financial Statements                                  8

   Management's Discussion and Analysis                           9

Part 2. Other Information                                        10

                           MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                             December 31,    March 31,
                                                1996           1997
                                             ------------   -----------
                                                            (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents                    $      -      $  2,783
  Accounts Receivable                                 -         4,555
  Prepaid Expenses                                6,472         5,848
                                               --------      --------
     TOTAL CURRENT ASSETS                         6,472        13,186
                                               --------      --------

FIXED ASSETS
  Property and Equipment, Net
  of Accumulated Depreciation                    98,016        97,318
                                               --------      --------
OTHER ASSETS
  Intangible Assets, Net of
     Accumulated Amortization                    20,669        20,172
  Investment in Tensiodyne Corporation           55,200        13,800
  Note Receivable (Including
     Accrued Interest)                           25,753        25,753
  Refundable Deposit                              2,189         2,189
                                               --------      --------
     TOTAL OTHER ASSETS                         103,811        61,914
                                               --------      --------
     TOTAL ASSETS                              $208,299      $172,418
                                               --------      --------
                                               --------      --------

                          MATERIAL TECHNOLOGY, INC.
                 (Formerly Tensiodyne Scientific Corporation)
                        (A Development Stage Company)
                                 BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                                 December 31,     March 31,
                                                    1996            1997
                                                 -----------     -----------
                                                                 (Unaudited)

CURRENT LIABILITIES
  Bank Overdraft                                 $    2,422       $        -
  Accrued Legal Fees                                128,191          126,835
  Other Accrued Expenses                             33,221           39,687
  Accrued Officers Salary                           372,000           45,000
  Accrued Payroll Taxes                              19,124           22,656
  Loan Payable - Officer                             56,846           12,846
  Loan Payable-Others                                32,627           32,627
  Payable on Research and
    Development Sponsorship                         188,495          188,495
                                                 ----------       ----------
  TOTAL CURRENT LIABILITIES                         832,926          468,146

Loans Payable - Officer                             122,698                -
Loans Payable - Other                                90,893           25,000
                                                 ----------       ----------

  TOTAL LIABILITIES                               1,046,517          493,146
                                                 ----------       ----------

REDEEMABLE PREFERRED STOCK
 Class B Preferred Stock, $.001 Par Value
  Authorized 510 Shares, Outstanding 15 Shares
  at December 31, 1995 and March 31, 1996;
  Redeemable at $10,000 Per Share
  After January 31, 2004                           150,000           150,000
                                                 ----------       ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Class A Common Stock, $.001 Par Value,
  Authorized 10,000,000 Shares, Outstanding
  2,580,546, at December 31, 1996, and
  5,560,000 Shares at  March 31, 1997                2,580             5,560
 Class B Common Stock, $.001 Par Value,
  Authorized 300,000 Shares, Outstanding
  60,000 Shares                                         60                60
 Class A Preferred, $.001 Par Value,
  Authorized 10,000,000 Shares
  Outstanding 350,000 Shares                           350               350
 Additional Paid in Capital                      1,799,181         2,458,794
 Less Notes Receivable - Common Stock              (14,720)          (36,464)
 Deficit Accumulated During the
   Development Stage                            (2,830,869)       (2,912,828)
 Unrealized Holding Gain on Investment
   Securities                                       55,200            13,800
                                                 ----------       ----------
 TOTAL STOCKHOLDERS' (DEFICIT)                    (988,218)         (470,728)
                                                 ----------       ----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     (DEFICIT)                                  $  208,299        $  172,418
                                                -----------       ----------
                                                -----------       ----------


                              See accompanying notes

                            MATERIAL TECHNOLOGY, INC.
                   (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                From Inception
                                                For the Three Months Ended    (October 21, 1983)
                                                        March 31,                    Through
                                                   1996            1997          March 31, 1997
                                               -----------      -----------    ------------------
                                               (Unaudited)      (Unaudited)        (Unaudited)
REVENUES
  Sale of Fatigue Fuses                         $      -        $        -        $    64,505
  Sale of Royalty Interests                            -                 -            198,750
  Research and Development Revenue                     -             4,555            717,135
  Test Services                                        -                 -             10,870
                                                --------        ----------        -----------
   TOTAL REVENUES                                      -             4,555            991,260
                                                --------        ----------        -----------
COSTS AND EXPENSES
  Research and Development                             -             4,555          1,512,851
  General and Administrative                     150,541            83,094          2,233,602
                                                --------        ----------        -----------
   TOTAL COSTS AND EXPENSES                      150,541            87,649          3,746,453
                                                --------        ----------        -----------
   INCOME (LOSS) FROM OPERATIONS                (150,541)          (87,649)        (2,755,193)
                                                --------        ----------        -----------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                   -             1,135             (5,392)
  Interest Income                                    507                 -             39,487
  Gain on Sale of Tensiodyne Corporation
   Common Stock                                    9,656                 -             17,750
  Miscellaneous Income                                 -                 -             25,145
  Loss on Sale of Equipment                            -                 -            (12,780)
  Settlement of Teaming Agreement                      -                 -             50,000
  Litigation Settlement                                -                 -             18,095
                                                --------        ----------        -----------
  TOTAL OTHER INCOME                              10,163             1,135            132,305
                                                --------        ----------        -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES          (140,378)          (81,959)        (2,622,888)
PROVISION FOR INCOME TAXES                             -                 -             (7,000)
                                                --------        ----------        -----------
  NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEMS                          (140,378)          (81,959)        (2,629,888)
EXTRAORDINARY ITEMS
  Forgiveness of Debt                                  -                 -           (289,940)
  Utilization of Operating Loss Carry forward          -                 -              7,000
                                                --------        ----------        -----------
   NET INCOME (LOSS)                           $(140,378)       $  (81,959)       $(2,912,828)
                                                --------        ----------        -----------
                                                --------        ----------        -----------
PER SHARE DATA
  Income (Loss) Before Extraordinary Item                       $    (0.03)
  Extraordinary Items                                                    -
                                                                ----------
   NET INCOME (LOSS)                                            $    (0.03)
                                                                ----------
                                                                ----------
  COMMON SHARES OUTSTANDING                                      2,580,546
                                                                ----------
                                                                ----------

                               See accompanying notes

                             MATERIAL TECHNOLOGY, INC.
                    (Formerly Tensiodyne Scientific Corporation)
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS

                                                                                From Inception
                                                For the Three Months Ended    (October 21, 1983)
                                                 March 31,       March 31,           Through
                                                   1996            1997          March 31, 1997
                                               -----------      -----------    ------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                              $(140,378)        $(81,959)       $(2,912,828)
                                                ---------         --------        -----------
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided
  (Used) by Operating Activities
 Depreciation and Amortization                      1,388            1,194            160,909
 Gain on Sale of Tensiodyne Corporation
  Common Stock                                     (9,656)               -            (17,750)
 Charge off of Deferred Offering Costs                  -                -             31,480
 (Increase) Decrease in Accounts Receivable             -           (4,555)            (4,555)
 (Increase) Decrease in Prepaid Expense                 -              625               (847)
 Loss on Sale of Equipment                              -                -             12,780
 Issuance of Common Stock for Services                  -            2,000            297,965
 Issuance of Stock for Agreement Modification           -                -                152
 Forgiveness of Indebtedness                            -                -            165,000
 Increase (Decrease) in Accounts
  Payable and Accrued Expenses                    100,000           53,644            606,179
 Interest Accrued on Note Payable                   3,917                -             28,551
 Increase in Research and Development
  Sponsorship Payable                                   -                             188,495
 (Increase) in Note for Litigation Settlement        (507)               -            (25,753)
 (Increase) in Deposits                                 -                -             (2,189)
                                                ---------         --------        -----------
   TOTAL ADJUSTMENTS                               95,142           52,908          1,440,417
                                                ---------         --------        -----------
 NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                            (45,236)         (29,051)        (1,472,411)
                                                ---------         --------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds From Sale of Equipment                        -                -             10,250
 Proceeds from Sale of Tensiodyne Corporation
   Common Stock                                     9,656                -             17,750
 Purchase of Property and Equipment                     -                -           (226,109)
 (Increase) in Other Assets                             -                -            (69,069)
 Payment for License Agreement                          -                -             (6,250)
                                                ---------         --------        -----------
 NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                              9,656                -           (273,428)
                                                 ---------         --------        -----------


                             See accompanying notes

                             MATERIAL TECHNOLOGY, INC.
                   (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS

                                                                                From Inception
                                                For the Three Months Ended    (October 21, 1983)
                                                 March 31,       March 31,           Through
                                                   1996            1997          March 31, 1997
                                               -----------      -----------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Common Stock
  Net of Offering Costs                          $25,000          $ 78,256        $  810,575
 Costs incurred in Offering                            -                 -           (31,480)
 Sale of Common Stock Warrants                         -                 -            18,250
 Sale of Preferred Stock                               -                 -           258,500
 Sale of Redeemable Preferred Stock                    -                 -           150,000
 Capital Contributions                                 -                 -           301,068
 Proceeds from Note Payable                            -                 -            (5,000)
 Loans From Officers                              26,250            19,000           375,307
 Repayments to Officer                                 -           (63,000)         (293,262)
 Increase in Loan Payable-Others                     668                 -           164,664
                                                 -------          --------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:             51,918            34,256         1,748,622
                                                 -------          --------        ----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             16,338             5,205             2,783
BEGINNING BALANCE CASH AND
 CASH EQUIVALENTS                                  1,226            (2,422)                -
                                                 -------          --------        ----------
ENDING BALANCE CASH AND CASH
 EQUIVALENTS                                     $17,564          $  2,783        $    2,783
                                                 -------          --------        ----------
                                                 -------          --------        ----------

                             See accompanying notes

                           MATERIAL TECHNOLOGY, INC.
                  (FORMERLY TENSIODYNE SCIENTIFIC CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31,1996 and 1997 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

                          MATERIAL TECHNOLOGY, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

The company had no sales during the three month periods ended March 31, 1996 and 1997. Revenue generated during the first quarter of 1996 consisted of interest of $507 which accrued on a note due the Company and $9,656 on the sale common stock of Tensiodyne Corporation which the Company received on settlement of past claims which it had against Tensiodyne. Revenue generated during the first quarter of 1997 consisted of $4,555 for research and development pursuant to a subcontract arrangement and $1,135 for expense reimbursement which offsets certain direct expenses and overhead attributable to the tasks the company is obligated to perform under the contract.

General and administration costs were $150,541 and $83,094, respectively, for the three-month periods ended March 31,1996 and 1997. The major costs incurred during the first quarter of 1996 consisted of telephone of $4,813, rent of $3,862, professional fees of $20,183, officer's salary of $165,000, and office expense of $8,051. The major costs incurred during the first quarter of 1997 consisted of officer's salary of $45,000, professional fees of $21,643, telephone expense of $2,800, office expense of $1,869, and rent of $3,563.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of March 31,1996 and 1997 were (2,422) and $2,783 respectively. During the first quarter of 1996, the Company received $26,250 from officer loans. During the first quarter of 1997, the Company paid down officer's loans by $44,000.

Part II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITES

     On February 9, 1996, the Corporation's Board of Directors adopted Material Technology, Inc.'s 1996 Stock Option Plan. The plan authorizes the Corporation to issue to the Corporation's key employees, advisors, consultants, directors, and officers options to purchase shares of the Corporation's common stock. Under the plan, the Corporation may issue options to purchase up to 120,000 shares of the Corporation's Common Stock on terms and conditions consistent with the Plan determined by the officers of the Corporation at the time the options are issued.

     On February 21, 1996, the Corporation registered the shares to be issued pursuant to the plan with the Securities and Exchange Commission by filing a Form S-8 registration statement.

     On December 19,1996, the Corporation awarded the 1996 Stock Option Plan and increased the number of shares the Corporation may issue thereunder to 240,000 shares.

     As of May 1, 1997, the Corporation has granted 205,000 options under the Corporation's 1996 Stock Options Plan.

THE STOCK PURCHASE AGREEMENT

     As of February 17, 1997, the Corporation entered into a Stock Purchase Agreement with Montpilier Holdings, Inc., ("MHI") SecurFone America, Inc., ("SecurFone") and Robert M. Bernstein, the Chief Executive Officer and controlling shareholder of both the Corporation and Material Technologies, Inc., ("Matech 2"). Under that agreement, the parties intend to effect a reverse merger of SecurFone into the Corporation immediately after distributing 5,000,000 shares of Matech 2's Class A Common Stock to the Corporation's shareholders. Upon closing, SecurFone's shareholders will acquire 90% of the Corporation's outstanding capital stock in exchange for 100% of SecurFone's outstanding capital stock.

     The principal executive offices of Matech 2 and SecurFone America, Inc. are as follows:

     Material Technologies, Inc.             SecurFone America, Inc.
     East Tower, Suite 705                   Suite 220
     11835 West Olympic Boulevard            5850 Oberlin Drive
     Los Angeles, CA 90064                   San Diego, CA 92121
     (310) 208-5589                          (619) 677-5580

In connection with the Stock Purchase Agreement, the Corporation issued 2,319,454 shares of its Class A Common Stock so that the total number of shares outstanding was increased from 2,680,546 shares to 5,000,000 shares as follows:


                                   Number of Shares       Number of Shares
                                     Issued to all            Issued to
         Description                  Shareholders         Robert M. Bernstein
 -------------------------------   ----------------       --------------------

 Outstanding as of March 9, 1997       2,680,546                916,676

 Issued to Robert M. Bernstein         1,499,454              1,499,454
   in lieu of $372,000 in
       accrued salary

 Issued to Robert M. Bernstein           520,000                520,000
     for $108,000 Note


 Issued to the Baker Group for           280,000                   0
        $58,000 Note

 Issued to Matech 1's Counsel for         20,000                   0
    Services in 1995 and 1996


                    TOTAL ISSUED       2,319,454
               TOTAL OUTSTANDING       5,000,000              2,936,130


     Matech 2 was incorporated on March 4, 1997, for this transaction. On March 9, Matech 2's Board authorized issuance of 5,560,000 shares of its Class A Common Stock to the Corporation in exchange for all of the Corporation's assets and liabilities. Matech 2 also issued (a) 60,000 shares of its Class B Common Stock to Robert M. Bernstein in exchange for cancellation of his 60,000 shares of the Corporation's Class B Common Stock, (b) 350,000 shares of Matech 2's Class A Convertible Preferred Stock to the Baker Group in exchange for cancellation of that group's 350,000 shares of the Corporation's Class A Preferred Stock, (c) 15 shares of Matech 2's Class B Preferred Stock to Tensiodyne Corporation in exchange for cancellation of the Corporation's Class B Preferred Stock, and (d) 1,700,000 warrants to purchase 1,700,000 shares of Matech 2's Class A Common Stock for $.50 per share in exchange for cancellation of like warrants to purchase the Corporation's common stock. The rights, privileges, and designations of Matech 2's Class B Common Stock, warrants, and its preferred stock are the same as the Corporation's corresponding securities except the redemption date of the Class B Preferred Stock was changed from January 31, 2004 to January 1, 2002. As a result, the Corporation has outstanding 5,000,000 shares of its Class A Common Stock and no other securities.

     On March 9, 1997, the Corporation's Board authorized the exchange of its assets and liabilities for 5,560,000 shares of Matech 2's Class A Common Stock. That transaction will be approved by the majority of the Corporation's shareholders approximate 21 days after an information Statement is mailed to Matech 1's shareholders who will not vote on the transaction. The Corporation also agreed to distribute 5 million shares of Matech 2's Class A Common Stock to the Corporation's shareholders in a ratio of one for one. The Corporation intends to distribute 369,172 shares of Matech 2's Class A Common Stock to 405 shareholders upon the effectiveness of an S-1 Registration Statement filed with the Securities and Exchange Commission on March 19, 1997. The remainder of the 5,000,000 shares being distributed will be distributed to the Corporation's affiliates under the private offering exemption from registration and such shares will be restricted. The Corporation will retain 560,000 shares of Matech 2's Class A Common Stock equal to 10.1% of the outstanding shares.

     After the distribution, the Corporation will reverse split its 5,000,000 outstanding shares, 1 for 10, leaving approximately 500,000 shares outstanding. Fractional shares will be rounded up. Thus, stockholders owning less than ten shares of the Corporation's Class A Common Stock will still receive one share in the reverse split.

     The Corporation will then issue 4,500,000 new shares to SecurFone shareholders in exchange for all of SecurFone's outstanding shares leaving the Corporation's present shareholders with a 10% interest in SecurFone. SecurFone will pay Matech 2 $120,000 to cover the expenses related to the transaction. The Corporation will then change its name to SecurFone America, Inc.; its officers and directors will resign; and new directors will be elected and new officers appointed. The Corporation's present shareholders will retain approximately 90% of their interest in the Corporation's metal fatigue technologies business through Matech 2 and own 10% of SecurFone's prepaid cellular telephone and calling card business as well.

     SecurFone is a start-up company providing prepaid cellular and telephone line calling cards. SecurFone utilizes an advanced switching platform to provide prepaid debit products to telephone customers. SecurFone's principal offices are in San Diego, California and its primary network facilities are in Miami, Fl.

     The transfer of assets and liabilities to Matech 2 and the distribution of Matech 2's shares are designed to provide the Corporation's shareholders with an interest in SecurFone's business while separating the two businesses which have distinct missions and distinct financial, investment, and operating characteristics, as well as different management teams. Maintaining the separation allows each company to adopt strategies and pursue objectives appropriate to its specific business to be valued independently from the other. The distribution enables the Corporation's management to concentrate its attention and resources on developing its Fatigue Fuse and Electrochemical Fatigue Sensor without regard to the corporate and financial objectives and policies of SecurFone. The distribution allows investors to evaluate better, in accordance with their objectives and views, the different merits and outlooks of Matech 2 and SecurFone.

     It is management's understanding that the distribution will be a taxable dividend to the Corporation's shareholders. The Corporation's shareholders will be required to include in their taxable ordinary income for the taxable year in which the distribution is received, the fair market value of the Corporation's Stock distributed to them. The Corporation's Board of Directors has determined that the value of its Common Stock is $.001 per share. This value was determined due to the lack of marketability of the Corporation's stock, as well as its negative net worth and its predecessors' history of accumulated losses. There can be no assurance that the Internal Revenue Service (the "Service") or other taxing agency will not assert a higher value, resulting in greater tax liability to the Corporation's shareholders as a result of the distribution.

     The reverse merger contemplated by the Stock Purchase Agreement is conditioned on the Registration Statement filed with the Securities and Exchange Commission on March 19, 1997, becoming effective to allow distribution of Matech 2's Class A Common Stock to the Corporation's public shareholders prior to June 15, 1997. The Corporation is aware of no other federal or state regulatory requirements or approvals that will be necessary prior to effecting the proposed reverse merger of SecurFone into the Corporation.

     These transactions are contingent on satisfying certain conditions and the closing is expected to occur by June 15, 1997. Assuming that these conditions are satisfied, the Board of Directors intends to authorize the Corporation to close the transactions. Concurrent with the closing, each of the current members of the Board of Directors will resign and Robert M. Bernstein, by written consent, will (a) amend the Corporation's Bylaws to increase the number of directors to five (5) and
     (b) will elect new directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     From 1994 to 1996, no annual meeting of stockholders of the Corporation has been held. Delaware law specifies that an annual meeting of stockholders should be held but provides no penalty for failure of the corporation to do so. Since the Corporation has not conducted significant business operations for the last several years, the Corporation's directors and officers deemed that no annual meeting was necessary or advisable. Given the Corporation's lack of funds, the cost of an annual meeting was prohibitively expensive.

     On April 10, 1996, in accordance with Section 228 (a) of the General Corporation Law of Delaware, the majority shareholder Robert M. Bernstein consented on behalf of the Corporation's shareholders to the election of Robert M. Bernstein, Joel R. Freedman, and John Goodman as the Corporation's directors and approved the Board of Directors' adoption of the Corporation's 1996 Stock Option Plan. By unanimous consent, these Directors then named Robert M. Bernstein as the Corporation's Chief Executive Officer, President, and Chief Financial Officer and named Joel R. Freedman as the Secretary of the Corporation.

     In accordance with Section 228 (d) of the General Corporation Law of Delaware, the Corporation notified its nonvoting shareholders of the shareholder action by consent electing directors and approving the 1996 Stock Option Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Material Technology, Inc.
                                  -------------------------
                                         Registrant


                                  /s/ Robert M. Bernstein
                                 -------------------------------------
                                 Robert M. Bernstein,
                                 President and Chief Financial Officer