Form 10-K/A
period 1996-12-31
MATERIAL TECHNOLOGY INC
filed 1997-06-24
CIK 929425

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10K/A

                                    AMENDMENT No.1
                   ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996

                           Commission file number - 3383526

                              MATERIAL TECHNOLOGY, INC.
                (Exact name of registrant as specified in its charter)


               Delaware                               95-4453386
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)


                       11661 San Vicente Boulevard, Suite 707
                                Los Angeles, CA 90049
                              -------------------------
                      (Address of principal  executive offices)


Registrant's telephone number including area code -(310) 208-5589

Securities Registered pursuant to Section 12(g) of the Act:



                                 Class A Common Stock
                                 --------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


    The aggregate market value of the voting stock held by Non-affiliates of the registrant at March 20, 1997 was $1,872,110. As of June 20, 1997, the were 4,550,000 shares of Class A Common Stock outstanding and the Board has authorized issuance of an additional 450,000 shares conditioned on the closing of a reverse merger for a total of 5,000,000 shares.


Documents incorporated by reference - See Exhibit List.

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

The Fatigue Fuse is in its final stages of testing and development. To begin marketing the Fatigue Fuse, it will take from 6 to 12 months and cost approximately $2,000,000, including technical testing and final development. If testing, development, and marketing are successful, management estimates Matech should begin receiving revenue from the sale of the Fatigue Fuse within a year of receiving the $2,000,000. Management cannot at this time estimate the amount of revenue that may be realized. On the other hand, management estimates the Electrochemical Fatigue Sensor will require two years and approximately $2,875,000 to develop and bring to market.


The Company is seeking to raise funds from numerous sources, including various state and federal governmental agencies and/or private or public offerings of securities. At this time, however, the Company has no firm agreements other than a teaming agreement and subcontract with Southwest Research Institute ("SWRI") related to the Air Force contract signed on February 25,1997. In August 1996, Matech entered into a teaming agreement with SWRI, San Antonio, Texas (a non-profit research facility) and the University of Pennsylvania. On February 25, 1997 the team was awarded a $2.5 million Phase I contract to "determine the feasibility of the EFS to improve the United States Air Force capability to perform durability assessments of military aircraft, including both air frames and engines through the application of the EFS to specific military aircraft alloys." Matech's share of this award is approximately $550,000. Sufficient interest has been generated by the military and the Pentagon that additional military and congressional funding should be forthcoming based upon the success of Phase I. Southwest Research has informed the Company that Congress has appropriated an additional $2,500,000 for research related to the EFS technology and that the contracting process for the additional funds has begun. The Company anticipates that process will take three to four months.



Management anticipates marketing the Fatigue Fuse separately at first. If the Electrochemical Fatigue Sensor is successfully developed, the two products will complement each other. Matech is aware of several manufacturers capable of producing the Fatigue Fuse at a reasonable cost. No assurance can be given, however, that these devices will be successfully completed, that they can be commercially produced, that they will perform to Management's expectations, or that commercial markets will be successfully developed. Moreover, there may be significant competition for the fatigue Fuse if and when it is marketed.

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


To date, certain organizations have included Matech's Fatigue Fuse in test programs. Already completed are tests for lightweight military bridges, and welded steel civil bridge members. In 1996, Westland Helicopter, a British firm, tested the Fatigue Fuse on Helicopters. That test was successful in that the legs of the fuses failed in sequence as predicted. British Aerospace is conducting a full scale, 3 year test of the Fatigue Fuse on Grumman T-38 training aircraft. Testing will be completed in approximately one year. Matech has also received commercial inquires on the availability of fatigue Fuses for windmills, marine cranes, and refinery pressure vessels.


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


This difficulty has caused designers of objects and structures which are subject to fatigue to be extremely conservative and they have attempted to design structures in a manner which maintains the stresses presented in critical areas of a structure at a level well below the know endurance limits of the material employed. In many instances this has resulted in extreme expense. In spite of this "overdesigning", catastrophic fatigue failures still occur. Although tests of the Fatigue Fuse have been performed in independent laboratories and the Fuse has been shown to perform as designed and as expected, Management has determined that substantial additional testing is necessary to ensure that it will be possible to calibrate various types of loading spectra, i.e., the range and types of stresses which a metal object experiences during usage. Management estimates that it will require an outlay of approximately $355,000 to accomplish this additional testing. If this money were available, Management estimates that such additional testing could be accomplished in 6 to 12 months.


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


Electrochemical Fatigue Sensor ("EFS")



In July, 1993, Tensiodyne entered into two agreements, a license and a development agreement, with the University of Pennsylvania regarding a new invention designed to measure electrochemically the status of fatigue of a structure without knowing the structure's past loading history. Pursuant to the license agreement, 12,500 shares of Tensiodyne's common stock were issued, a 5% royalty on sales of this product was granted, and under the development agreement Tensiodyne undertook to pay $11,112 per month for a total of 18 months, for a total payment of $200,000. As of March 20, 1997, neither Tensiodyne nor Matech has made any payments on this obligation. The company and the University are negotiating an agreement to modify the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, the issuance of additional shares of the Company's Class A Common Stock to equal 5% of the outstanding stock of the Company as of the effective date of the modified agreements, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts).



The EFS is a high precision instrument consisting of (a) a cell which can be attached to a structure to measure electrical current and (b) software to interpret the current measurements. The cell consists of an enclosure which contains a fluid which conducts electricity and two metal electrodes connected to external wires leading to a battery and the current measuring instrument.
The sensor is temporarily attached to a structural member, then the member is subjected to multiple loads while the instrument records the current. A computer analyzes the current record to determine the degree of fatigue damage present at the location of the sensor in the structure. Then the sensor is removed. Preliminary tests at the University of Pennsylvania on several different metals indicates that various stages of fatigue in each metal produce a current specifically associated with each stage. For example, if the specific metal has experienced 20% of its fatigue life, the current produced with the EFS technology has certain characteristics, i.e. a signature. If the metal has experienced 40% of its fatigue life, the current has a different but distinct signature associated with that amount of fatigue.



The EFS is in the initial stage of research. No assurance can be given that it can successfully be developed and that even if it is successfully developed that it can be produced at a price which will permit it being marketed, and that even if these two conditions obtain, that the EFS will, in fact, find a market.


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

ITEM 2.  PROPERTIES


As of April 10, 1997, the Company entered into a new lease with a term of twenty four months beginning June 1, 1997 at 11661 San Vincente Boulevard, Suite 707, Los Angeles, California, 90049. The space consists of 830 square feet of useable space and will be adequate for the Company's current and foreseeable needs. The rent is $40,464.00 payable at $1,868.00 per month.



Matech owns a remote monitoring system and certain manufacturing equipment which is presently leased to the University of Pennsylvania (Laboratory for Research on the Structure of Matter) for instructional and testing purposes. In consideration of the leasing of this equipment, the University of Pennsylvania has agreed to perform 1,200 hours of testing on materials to be used in conduction with the Fatigue Fuse. The first five year term of this lease will expire on March 31,1998. Lessee has the right to borrow the equipment for a further five year period. Upon the expiration of the second five year period, the University has the right to purchase the equipment at its then fair market value.


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


Approximately two weeks later, Matech Class A Common Shares were quoted on the NASDAQ Bulletin Board. Its trading symbol is MTKN.

During 1996, Matech's Class A Common Stock traded between a low of $2.50 per share and a high of $5.00 per share. The following chart contains the high and low prices per share at which the stock traded in each 1996 calendar quarter.


                                    High                              Low
                                    ----                              ---
First Quarter                   Unavailable                       Unavailable
Second Quarter               $4.50 per share                   $3.00 per share

Third Quarter                          $3.50                             $2.50
Fourth Quarter                         $2.50                             $5.00

The above information was obtained from Smith Barney, Inc. and neither Smith Barney nor the Company can guarantee its accuracy or completeness. Such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


On December 31, 1996, there were 405 shareholders.

No dividends on any of the Company's shares were declared or paid during 1996 nor are any dividends contemplated in the foreseeable future.


On February 20, 1996, Matech filed a Form S-8 registration statement registering 120,000 shares of the Company's Class A Common Stock to be issued to employees, advisors and consultants under the Company's 1996 Stock Option Plan adopted by the Board of Directors on February 19, 1996. As of December 31, 1996, 70,000 shares have been issued under this plan to various consultants.


ITEM 6.  SELECTED FINANCIAL DATA


The selected financial data for the Corporation are derived from the Corporation's consolidated financial statements. The selected financial data should be read in conjunction with the Corporation's financial statements attached hereto.


------------------------------------------------------------------------------------------------------------------------------------
                                             Fiscal Year Ending December 31                 Three Months Ending    Inception to
                                                                                                  March 31            March 31
------------------------------------------------------------------------------------------------------------------------------------
                              1992         1993         1994         1995         1996         1996         1997        1997
                                                                                           (Unaudited)  (Unaudited)  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                           0            0            0            0            0            0            0            0
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) From          $(51,180)   ($714,605)   $(378,848)   $(203,849)   $(483,186)   $(150,541)   $ (87,649) $(2,755,193)
Continued
Operations
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss)From                                                                  $(.17)                   $(.016)
Continued
Operations Per
Common Share
------------------------------------------------------------------------------------------------------------------------------------
Common Shares Outstanding                                                       2,580,546                 5,560,000
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                 $178,944     $167,858     $184,579     $150,692     $208,299     $165,481     $172,418     $172,418
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities             $46,481     $401,600     $620,375     $783,882   $1,046,517     $914,049     $493,146     $493,146
------------------------------------------------------------------------------------------------------------------------------------
Redeemable Preferred Stock          0            0     $150,000     $150,000     $150,000     $150,000     $150,000     $150,000
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders'          $132,463   $(619,166)   $(585,796)   $(783,190)   $(988,218)   $(898,568)   $(470,728)   $(470,728)
Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Dividends                           0            0            0            0            0            0            0            0
------------------------------------------------------------------------------------------------------------------------------------


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

General and Administrative costs were $421,053 for 1996, $188,745 for 1995, and $295,488 for 1994. The major cost in 1996 were officers' salaries of $200,000, professional fees of $111,080, office related expenses of $45,136, travel expenses of $21,902, rent of $16,742 and consulting fees totaling $34,631. The primary increase in these expenses resulted from the Board approving compensation of $200,000 to Robert M. Bernstein for his successful negotiation of the teaming agreement with Southwest Research Institute and the University of Pennsylvania which resulted in the United States Air Force awarding Southwest Research Institute a $2,500,000 contract in February 1997 to conduct research on the Company's EFS technology. In 1995, Mr. Bernstein's compensation was $0.


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

Liquidity and Capital Resources



The Company's accountant has opined that the Company's financial condition raises substantial doubt concerning the Company's ability to continue as a going concern. As a result of the Company's subcontract with SWRI related to its contract with the U.S. Air Force which is providing $2.5 million for research on the EFS technology and the possibility of an additional $2.5 million addition to that contract, it appears that the Company will have sufficient funds to continue operating at least through August 1998.




As reflected in the numbers below, over the past three years, to continue seeking capital and to maintain its patents, the Company was totally dependent on the willingness of the Company's President, Mr. Bernstein, and long time investors in the Company to loan the Company money or purchase additional securities from the Company. Over the next 18 months, the Company expects to receive approximately $550,000 from a subcontract with SWRI relating to its research contract that the United States Air Force awarded to SWRI on February 25, 1997. These funds, however, are not guaranteed but rather the Company's best estimate based on SWRI's contract with the Air Force and the Company's subcontract with SWRI. In addition, The Company expects to receive $120,000 from SecurFone America, Inc. under the Stock Purchase Agreement which will provide the Company additional working capital. These funds, however, are only a beginning, the Company estimates an additional $5,000,000 will have to be raised to complete research and development and bring its products to market. Although, Mr. Bernstein intends to continue to loan the Company funds as required to seek additional financing, he is under no obligation to do so. The Company does not expect to receive any additional material financing from its other long time investors.



Although the Company has provided information to various investment bankers and venture capitalists in an effort to obtain financing, no specific plans are under consideration. Any prediction of the likelihood or timing of obtaining the required funding would be highly speculative. The Company's ability to obtain such financing may depend on the results of the research contract with SWRI which will not be evident for a year or more.


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


Cash and cash equivalents at December 31, 1995 amounted to $1,226. During 1995, the Company's president advanced $100,874, including direct loans to the Company and payment of Company expenses, of which $16,000 was repaid. Also in 1995, the Company borrowed $58,000 from Mr. Sherman Baker. Of the amounts received in 1995, $135,378 was used in Company operations.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and incorporated herein by reference are audited financial statements of the Registrant as at December 31, 1996 prepared in accordance with Regulation S-X (17C.F.R. 210)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, office, and principal occupation of the executive officers and directors of Matech and certain information relating t their business experiences are set forth below:

        NAME                      AGE               POSITION

Robert M. Bernstein               62                President/Chief Financial
                                                    Officer, Chairman of the
                                                    Board
Joel R. Freedman                  36                Secretary/Director
Dr. John Goodman                  62                Chief Engineer/Director

The Term of the directors and officers of Matech is until the next annual meeting or until their successors are elected.



ROBERT M. BERNSTEIN, PRESIDENT/CHIEF FINANCIAL OFFICER/CHAIRMAN OF THE BOARD

Robert M. Bernstein is 62 years of age. He received a Bachelor of Science degree from the Wharton School of the University of Pennsylvania in 1956. From August 1959 until his certification expired in August 1972, he was a Certified Public Accountant Licensed in Pennsylvania. From 1961 to 1981, he acted as a consultant specializing in mergers, acquisitions, and financing. From 1981 to 1986, Mr. Bernstein was Chairman and Chief Executive Officer of Blue Jay Enterprises, Inc. of Philadelphia, Pennsylvania, an oil and gas exploration company. In December 1986, he formed a research and development partnership for Tensiodyne funding approximately $750,000 for research on the Fatigue Fuse.
From January 1986 until September 1986, Mr. Bernstein was President and Chief Executive Officer of Tensiodyne Corporation and in October 1988 became Chairman of the Board, President, Chief Financial Officer, and CEO of Matech and retained these positions with Matech after the reorganization in February 1994.


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

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR
Dr. John W. Goodman is 61 years of age. Dr. John Goodman is presently Senior Staff Engineer, Materials Engineering Department of TRW Space and Electronics and was formerly Chairmen of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science which was awarded with distinction by the University of California at Los Angeles in 1970, received in 1957 a Masters of Science degree in Applied Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University. From 1972 to 1987 Dr. John Goodman was with the United States Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December, 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer Development of Matech's products since May 1993. He worked full time for Matech from August 1993 to December 1994, when he returned to TRW. Since the he has consulted with Matech periodically.

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

ROBERT P. COOGAN
Robert P. Coogan, age 72, retired from a distinguished naval career spanning 40 years during which he held numerous posts including: Commander U.S. Third Fleet, Commander Naval Air Force - U.S. Pacific Fleet, Commandant of Midshipmen - U.S. Naval Academy, and Chief of Staff - Commander Naval Air Force - U.S. Atlantic Fleet. From 1980 t 1991 he was with Aerojet General Company and served as Executive Vice President of Aerojet Electrosystems Co. from 1982-1991. He has his B.S. in Engineering from the US Naval Academy and M.A. in International Affairs from George Washington University.

JOHN C. EKVALL
Mr. Ekvall, age 70, received his M.S. in 1964 in Civil Engineering from the University of California, Berkeley. He is currently teaching fatigue and fracture mechanics design an analysis at UCLA. From 1985 to his retirement from Lockheed in 1990, he was Program Manager for Air Force Contracts on Developing Elevated Temperature Powered Aluminum Alloys for Aircraft Structures.

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

ROBERT MADDEN
Robert Madden, age 77, is presently retired. He received his BS from Purdue University in 1942 and Doctor of Engineering from Yale University in 1948. From 1957 to 1972, he was director and later chairman of the Department of Metallurgy, University of Pennsylvania; from 1973 to 1983 was Professor of Metallurgy at the University of Pennsylvania, from 1984 to 1987 was a visiting professor of Anthropology at Harvard University and from February 1987 until recently has been an honorary curator of archaeological sciences, Peabody Museum of Archaeology and Ethnology, Harvard University.

MARK S. SINGEL
Mr. Singel, age 43, is the founding partner of Singel Associates, a consulting marketing and legislative services form in Harrisburg, Pennsylvania. He is the current Chair of the Pennsylvania Democratic Party. He also teaches Public Policy at the Pennsylvania State University in Harrisburg. From 1987 to 1995, he served as the Lieutenant Governor of Pennsylvania.


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


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                                                 Other          Restricted                              All Other
Name and                                         Annual           Stock        Options/        LTIP      Compen-
Principal               Salary         Bonus     Compen-         Awards         SARs          Payouts    sations
Position      Year        ($)           ($)      sation($)         ($)           (#)            ($)        ($)
--------------------------------------------------------------------------------------------------------------------
Robert M.     1993      $295,000(1)        0            0            $300(2)        0              0         0
Bernstein     1994      $72,000(3)         0            0             $10(4)        0              0         0
CEO           1995      0                  0            0                 0         0              0         0
              1996      $200,000           0            0                 0         0              0         0
--------------------------------------------------------------------------------------------------------------------

John W.       1993      $55,796            0            0                 0         0              0         0
Goodman       1994      $71,096            0            0                 0         0              0         0
Director      1995       $2,745            0            0                 0         0              0         0
and           1996            0            0            0                 0         0              0         0
Engineer
--------------------------------------------------------------------------------------------------------------------


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AS OF JUNE 20,
1997



Class a Common                                                  Amount and Nature of
   Stock                Name and Address of Owner                    Ownership           Percent of Class
-----------------------------------------------------------------------------------------------------------
Class A            Robert M. Bernstein                     2,426,130 Shares                53.3%
Common Stock       Suite 707
                   1161 San Vicente Blvd.
                   Los Angeles, CA 90049
-----------------------------------------------------------------------------------------------------------
                   Joel R. Freedman                         113,481 Shares                  2.5%
                   11835 Olympic Blvd.
                   East Tower, Suite 705
                   Los Angeles, CA 90064
-----------------------------------------------------------------------------------------------------------
                   Directors and Executive                 1,056,157 Shares                56.9%
                   Officers as a group
                   (2 persons)
-----------------------------------------------------------------------------------------------------------
                   Sherman Baker Group                      883,768 Shares                 19.4%
                   555 Turnpike Street
                   Canton, MA 02021
-----------------------------------------------------------------------------------------------------------
Class B            Robert M. Bernstein                      60,000 Shares                100.00%
Preferred
-----------------------------------------------------------------------------------------------------------
Class A            Sherman Baker                            131,600 Shares                37.60%
Preferred
-----------------------------------------------------------------------------------------------------------
                   Nathan Greenberg                         35,000 Shares                 10.00%
                   306 Main Street
                   Worchester, MA 01608
-----------------------------------------------------------------------------------------------------------
                   Melvin Nessel                            35,000 Shares                 10.00%
                   180 Beacon Street
                   Boston, MA 01608
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
                   Eugene Ribakoff                          35,000 Shares                 10.00%
                   46 W. Boylston Street
                   Worchester, MA 01608
-----------------------------------------------------------------------------------------------------------
                   Norman Fain                              21,000 Shares                  6.00%
                   505 Central Avenue
                   Pawtucket, RI 02862
-----------------------------------------------------------------------------------------------------------
                   Morris Leob                              21,000 Shares                  6.00%
                   2368 Century Hill
                   Los Angeles, CA 90067
-----------------------------------------------------------------------------------------------------------
                   A. Sandler                               21,000 Shares                  6.00%
                   139 Atlantic Avenue
                   Sawmscott, MA 01907
-----------------------------------------------------------------------------------------------------------
Class B            Tensiodyne Cooperation                     15 Shares                  100.00%
Preferred
-----------------------------------------------------------------------------------------------------------



As of June 20, 1997 Joel R. Freedman, John Goodman, Sherman Baker, Nathan Greenberg, Melvin Nessel, and Eugene Ribakoff had not filed Form 3, Initial Statement of Beneficial Ownership of Securities pursuant to Rule 16 a-3 of the Exchange Act.


Description of Capital Stock

Matech is authorized to issue 113,000,000 shares of stock. Each of the 133,000,000 shares of stock has a par value of $.001. Of the Shares authorized, 100,000,000 are Class A Common Shares; 3,000,000 are Class B Common shares;
and 10,000,000 are Class A Preferred shares.

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


On February 1, 1994, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation pertaining to 350,000 of the 10,000,000 shares of the Class A Preferred convertible stock authorized by the Certificate of Incorporation. Under the Certificate of Designation, 350,000 shares of preferred stock were designated Class A Convertible Preferred Stock (hereinafter referred to as "Class A Preferred"). Class A preferred has a liquidation preference. In the event of liquidation, holders of Class A Preferred have the right to receive $.72 for Each Share of Class A Preferred held; before any payment is made or any assets are distributed to holders of Common Stock, or any other stock of any other series or class ranking junior to these shares. In the event of liquidation, holders of Class A Preferred are not entitled to payment beyond $.72 per share. These provisions may have the effect of delaying, deferring or preventing a change of control. Each share of Class A Preferred is convertible into common stock at the discretion of the holder, at the rate of one share of Class A Preferred for each .72 share of common stock. Under the Certification of Designation, Matech is not permitted to issue stock which is senior to or pari passu with Class A Preferred without prior consent of a majority of the outstanding Class A Preferred shares. Adjustment of the number of Class A Preferred outstanding is provided for in the event of any reclassification of outstanding securities or of the class of securities which are issuable upon conversion of shares and in the event of any reorganization of Matech which results in any reclassification or change in the number of shares outstanding. Similarly, in the event of any such change, the conversion price is subject to adjustment to reflect such change. If at any time while shares of Class A Preferred are outstanding a stock dividend on the Common
Stock is issued, the conversion price will be adjusted to prevent any dilution of the holders' of Class A Preferred right of conversion. If (a) there is a reclassification or change in Matech's Common Stock to which the Class A is convertible other than stock splits or other decrease or increase in the number of shares outstanding, (b) Matech consolidates or merges with another corporation, or (c) Matech sells or transfers substantially all of its assets, then the Class A preferred shareholders are entitled to the same consideration as they would have been entitled to if their shares had been converted prior to the reclassification, change, consolidation, merger, sale or transfer. This provision may have the effect of delaying, deferring or preventing a change in control. Voting rights and the right to receive dividends inherent in Class A Preferred are similar to those rights which inure to the Common Stock.


In February 1994, the Company filed a Certificate of Designation bringing into existence a Class B Preferred Stock. Class B Preferred Stock is junior and subordinate to Class A Convertible Preferred Stock. Five hundred ten (510) shares of Class B Preferred Stock were authorized from the 9,650,000 undesignated preferred shares in connection with the Agreement and Plan of Reorganization. Fifteen (15) shares have been issued to Tensiodyne in connection with the reorganization on exchange for $150,000. In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary holder of Class B Preferred Stock are entitled t receive $10,000 per share as a liquidation preference. this liquidation preference is senior to the liquidation rights of all other classes of stock except the Class A Preferred's liquidation rights. This provision may have the effect of delaying, deferring or preventing a change in control. At any time, Matech has the option to redeem Class B Preferred stock of $10,000 per share plus any unpaid dividends. After January 31, 2004, holders have the option to redeem their shares at any time. The holders have the right to receive cash dividends, which are determined pursuant to a formula set forth in the Certificate of Designation. That formula reads as follows: "Each time cash dividend is paid on the Common Stock there shall also be paid with respect to each outstanding share of Class B Preferred Stock and amount determined by multiplying the aggregate amount of the dividend paid with respect to the Common Stock by a fraction (i) the numerator of which the dividend was paid, and (x) multiplying the resulting product by thirty percent (30%) and then (y) dividing the resulting product by five hundred and ten (510)." Holders of Class B Preferred Stock shall have one (1) vote per share and shall be entitled by class vote to elect one (1) director and to vote, as a class, on removal of any director so elected. Otherwise, holders of Class B Preferred Stock shall not have the right to vote as a class on any matter.

As of date hereof, 4,550,000 shares of Class A Common Stock are outstanding and held by 405 shareholders; 60,000 shares of Class "B" Common Stock are outstanding and are held by one shareholder, Robert M. Bernstein; 350,000 shares of Class A Convertible Preferred Stock are outstanding and are held by 12 shareholders; and 15 shares of Class B Preferred Stock are outstanding and are held by one shareholder, Tensiodyne.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, Robert M. Bernstein advanced funds to Matech and at December 31, 1996 Matech owed him $179,544. Robert M. Bernstein has generally waived interest on these advances. Robert M. Bernstein is under no obligation to make further advances to Matech but may continue to so do at his sole discretion. In addition, at December 31,1996, Matech was obligated to Robert M. Bernstein in the amount of $372,000 for accrued salary.

On July 24, 1995, the Company authorized the issuance of notes convertible to common stock to Robert M. Bernstein and the Sherman Baker Group. The note to Robert M. Bernstein will be in the amount of $108,000 and the consideration for that note was $108,000 in cash advances to the Company. The term note will be for three (3) years. Mr. Bernstein will have there right at any time to convert the note or any ratable portion thereof into 520,000 shares of the Company's Class A Common Stock. the note to the Sherman Baker Group will be in the amount of $58,000 and the consideration for that not will be $58,000 cash t the Company. The term of this note will also be three (3) years. The Sherman Baker Group will have the right at nay time to convert the note or any ratable portion thereof into 280,000 shares of the Company's Class A Common Stock.

On February 21, 1997, Matech entered into a Stock Purchase Agreement with Montpelier Holdings, Inc., ("MHI") SecurFone America, Inc., ("SecurFone") and Robert M. Bernstein, the Chief Executive Officer and controlling shareholder of Matech. Under that agreement, the parties intend to spin-off Matech's business into a newly formed corporation ("Matech 2") as described below and effect a reverse merger of SecurFone into Matech. Upon closing, SecurFone's shareholders will acquire 90% of Matech's outstanding capital stock in exchange for 100% of SecurFone's outstanding capital stock. On March 9,1997, Matech authorized issuance of 2,319,454 shares of its Class A Common Stock so that the total number of shares outstanding was increased from 2,680,546 shares to 5,000000 shares as follows:

---------------------------------------------------------------------------------------------------------
    Description                        Number of Shares Issued                 Number of Shares Issued
                                         to all Shareholders                   To Robert M. Bernstein
Outstanding as of March 9, 1997               2,680,546                                856,676
---------------------------------------------------------------------------------------------------------
 Issued to Robert M. Bernstein in             1,049,454                               1,049,454
lieu of $372,000 in accrued salary(1)
---------------------------------------------------------------------------------------------------------
 Authorized to be issued upon                  450,000                                     0
closing to Irwin Renneisen and
  David Jordan for initiating
    SecurFone Transaction
---------------------------------------------------------------------------------------------------------
Issued to Robert M. Bernstein for              520,000                                 520,000
       $108,000 Note
---------------------------------------------------------------------------------------------------------
Issued to the Baker Group for                  280,000                                     0
       $58,000 Note
---------------------------------------------------------------------------------------------------------
Issued to the Company's Counsel                 20,000                                     0
 for Services in 1995 and 1996
---------------------------------------------------------------------------------------------------------
                   TOTAL ISSUED               2,319,454
---------------------------------------------------------------------------------------------------------
              TOTAL OUTSTANDING               5,000,000                               2,426,130
---------------------------------------------------------------------------------------------------------



On March 4,1997, Material Technologies, Inc. ("Matech 2") was incorporated in Delaware for this transaction. On March 9, Matech 2's Board authorized the issuance of 5,560,000 shares of its Class A Common Stock to Matech in exchange for all of Matech's assets and liabilities. It also authorized issuance of 60,000 shares of it Class B Common Stock to Robert M. Bernstein, 350,000 shares of its Class A Convertible Preferred Stock to the Baker Group in exchange for that group's 350,000 shares of preferred stock in Matech, 15 shares of the Company's Class B Preferred Stock to Tensiodyne Corporation in exchange for its preferred stock in Matech, and 1,700,000 warrants to purchase 1,700,000 shares of Matech 2's Class A Common Stock for $.50 per share in exchange for cancellation of like warrants to purchase Matech common stock. The rights, privileges, and designations of the Matech 2's Class B Common Stock, warrants, and its preferred stock will be the same as the corresponding Matech securities except that the redemption date of Matech 2's Class B Preferred Stock was changed from January 31,2004 to January 1,2002.


On March 9, 1997 Matech's Board authorized the exchange of its assets and liabilities for 5,560,000 shares of Matech 2's Class A Common Stock. In June, an information statement will be mailed to Matech's shareholders who will not vote on the transaction. Robert M. Bernstein, as the majority shareholder intends to approve the transaction

21 days after that mailing. Matech also agreed to distribute 5 million shares of Matech 2's Class A Common Stock to Matech shareholders in a ration of one to one. The distribution to Matech's public shareholders is intended to be accomplished under as S-1 Registration Statement that Matech 2 filed with the Securities and Exchange Commission on March 19,1997 but which has not yet become effective. Matech will retain 560,000 shares of the Matech 2's Class A Common Stock equal to 10.1% of the outstanding shares.


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS IN FORM 8-K


    a.        Exhibits.

--------------------------------------------------------------------------------
EXHIBIT NO.   DESCRIPTION                                              PAGE NO.
--------------------------------------------------------------------------------
2.1           Stock Purchase Agreement among Montpilier Holdings, Inc.,
              SecurFone America, Inc., Material Technology, Inc., and
              Robert M. Bernstein
--------------------------------------------------------------------------------
2.2           Letter Agreement among Montpilier Holdings, Inc., Material
              Technology, Inc., and Robert M. Bernstein
--------------------------------------------------------------------------------
3(i)          Certificate of Incorporation is incorporated by reference
              from the Company's S-1 Registration Statement that became
              effective on January 19, 1996
--------------------------------------------------------------------------------
3(ii)         Bylaws of Material Technology, Inc. is incorporated by
              reference from the Company's S-1 Registration Statement
              that became effective on January 19, 1996
--------------------------------------------------------------------------------
4.1           Class A Convertible Preferred Stock Certificate of
              Designations is incorporated by reference from the
              Company's S-1 Registration Statement that became effective on January 19, 1996
--------------------------------------------------------------------------------
4.2           Class B Convertible Preferred Stock Certificate of
              Designations is incorporated by reference from the
              Company's S-1 Registration Statement that became effective on January 19, 1996
--------------------------------------------------------------------------------
10.1          License Agreement Between Tensiodyne Corporation and the
              Trustees of the University of Pennsylvania is incorporated by reference from the Company's S-1 Registration Statement that became effective on January 19, 1996
--------------------------------------------------------------------------------
10.2          Sponsored Research Agreement between Tensiodyne Corporation and the Trustees of the University of Pennsylvania is
              incorporated by reference from the Company's S-1
              Registration Statement that became effective on January 19,
              1996
--------------------------------------------------------------------------------
10.3          Amendment 1 to License Agreement Between Tensiodyne
              Scientific Corporation and the Trustees of the University
              of Pennsylvania
--------------------------------------------------------------------------------
10.4          Repayment Agreement Between Tensiodyne Scientific
              Corporation and the Trustees of the University of
              Pennsylvania
--------------------------------------------------------------------------------
10.5          Teaming Agreement Between Tensiodyne Scientific Corporation
              and Southwest Research Institute
--------------------------------------------------------------------------------
10.6          Letter Agreement between Tensiodyne Scientific Corporation,
              Robert M. Bernstein, and Stephen Forrest Beck and
              Handwritten modification.
--------------------------------------------------------------------------------
10.7          Agreement Between Tensiodyne Corporation and Tensiodyne
              1985-1 R&D Partnership is incorporated by reference from
              Exhibit 10.3 of Material Technology, Inc.'s S-1
              Registration Statement, File No. 33-83526 which became
              effective on January 19, 1996.
--------------------------------------------------------------------------------
10.8          Amendment to Agreement Between Material Technology, Inc.
              and Tensiodyne 1985-1 R&D Partnership is incorporated by
              reference
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              from Exhibit 10.6 of Material Technology, Inc.'s
              S-1 Registration Statement, File No. 33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.9          Agreement Between Advanced Technology Center of
              Southeastern Pennsylvania and Material Technology, Inc.
              is incorporated by reference from Exhibit 10.4 of Material Technology, Inc.'s S-1 Registration Statement, File No.
              33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.10 Addendum to Agreement Between Advanced Technology Center of Southeastern Pennsylvania and Material Technology, Inc. is incorporated by reference from Exhibit 10.5 of Material Technology, Inc.'s S-1 Registration Statement, File No.
              33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.11         Shareholder Agreement Between Tensiodyne Corporation,
              Variety Investments, Ltd. and Countryman Investments, Ltd.
              is incorporated by reference from Exhibit 10.7 of Material Technology, Inc.'s S-1 Registration Statement, File No.
              33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.12         Agreement and Plan of Reorganization By and Between
              Tensiodyne Corporation, Pegasus Technologies, Inc. and
              Lloyd and E. Anne Eisenhower and Doug Froom is incorporated by reference from Exhibit 2.1 of Material Technology, Inc.'s
              S-1 Registration Statement, File No. 33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.13         Settlement Agreement and Modification to Agreement and Plan
              of Reorganization is incorporated by reference from Exhibit
              2.3 of Material Technology, Inc.'s S-1 Registration Statement, File No. 33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.14         Equipment Loan Agreement between Tensiodyne and the
              University of Pennsylvania is incorporated by reference from
              Exhibit 10.8 of Material Technology, Inc.'s S-1 Registration Statement, File No. 33-83526 which became effective on
              January 19, 1996.
--------------------------------------------------------------------------------



    b.   Reports on From 8-K - none.

    c.   Financial Statements - attached.

                                      SIGNATURES

    Pursuant to the Requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MATERIAL TECHNOLOGY, INC.

By:      Robert M. Bernstein
         -------------------
         Robert M. Bernstein, President

Date:    June 23, 1997

    Pursuant to the requirements of the Securities Exchanges Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Robert M. Bernstein
         -------------------
         Robert M. Bernstein,
         President, Director, Chief Executive Officer, and Chief
           Financial Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accouting Officer)

Date:    June 23, 1997

By:      Joel Freedman
         -------------
         Joel Freedman, Secretary and Director

Date:    June 23, 1997

By:      John Goodman
         ------------
         John Goodman, Director

Date:    June 23, 1997

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                                 FINANCIAL STATEMENTS




                                      Contents
                                      --------



                                                                   Page
                                                                   ----

Independent Auditor's Report                                        F1

Balance Sheets                                                      F3

Statements of Operations                                            F5

Statements of Stockholders' Equity (Definciency)                    F6

Statements of Cash Flows                                            F14

Notes to Financial Statements                                       F16

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



/s/ Jonathon P. Reuben
--------------------------
Jonathon P. Reuben,
Certified Public Accountant
Calabasas, California
June 12, 1997

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                                    BALANCE SHEETS

                                        ASSETS

                                        December 31,             March 31,
                                       1995         1996           1997
                                    -----------  ----------    -------------
                                                                (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents       $    1,226   $       --    $       2,783
  Accounts Receivable                     --           --            4,555
  Prepaid Expenses                        --        6,472            5,848
                                    -----------  ----------    -------------
    TOTAL CURRENT ASSETS               1,226        6,472           13,186
                                    -----------  ----------    -------------

FIXED ASSETS
  Property and Equipment, Net
      of Accumulated Depreciation    100,958       98,016           97,318
                                    -----------  ----------    -------------

OTHER ASSETS
    Investments                           --       55,200           13,800
    Intangible Assets, Net of
      Accumulated Amortization        22,658       20,669           20,172
  Note Receivable (Including
    Accrued Interest)                 23,661       25,753           25,753
  Refundable Deposit                   2,189        2,189            2,189
                                    -----------  ----------    -------------

    TOTAL OTHER ASSETS                48,508      103,811           61,914
                                    -----------  ----------    -------------

    TOTAL ASSETS                  $  150,692   $  208,299    $     172,418
                                    -----------  ----------    -------------
                                    -----------  ----------    -------------

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                                    BALANCE SHEETS


                                                  LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

                                                                                               December 31,            March 31,
                                                                                           1995            1996         1997
                                                                                         ------------   -----------   ----------
                                                                                                                    (Unaudited)
CURRENT LIABILITIES
  Bank Overdraft                                                                                 --   $     2,422    $       --
  Legal Fees Payable                                                                        111,343       128,191       126,835
  Other Accounts Payable                                                                     18,185        33,221        39,687
  Accrued Officers Salary                                                                   172,000       372,000        45,000
  Accrued Payroll Taxes                                                                      12,051        19,124        22,656
  Loan Payable - Officer                                                                     23,272        56,846        12,846
  Loans Payable-Others                                                                       84,439        32,627        32,627
  Payable on Research and
     Development Sponsorship                                                                188,495       188,495       188,495
                                                                                         ------------   -----------   ----------

    TOTAL CURRENT LIABILITIES                                                               609,785       832,926       468,146

Loan Payable - Officer                                                                      113,268       122,698            --
Loans Payable - Other                                                                        60,829        90,893        25,000
                                                                                         ------------   -----------   ----------

    TOTAL LIABILITIES                                                                       783,882     1,046,517       493,146
                                                                                         ------------   -----------   ----------

REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock, $.001 Par Value
     Authorized 510 Shares, Outstanding 15 Shares at December
     31, 1996; Redeemable at $10,000 Per Share After January 31, 2002                       150,000       150,000       150,000
                                                                                         ------------   -----------   ----------

STOCKHOLDERS' (DEFICIT)
  Class A Common Stock, $.001 Par Value, Authorized 10,000,000
     Shares, Outstanding 2,157,880 Shares at December 31, 1995,
      2,580,546 Shares at  December 31, 1996, and 5,000,000 Shares at March 31, 1997          2,157         2,580         5,000
  Class B Common Stock, $.001 Par Value, Authorized 300,000
     Shares, Outstanding 60,000 Shares                                                           60            60            60
  Class A Preferred, $.001 Par Value, Authorized 900,000 Shares
     Outstanding 350,000 Shares                                                                 350           350           350
  Additional Paid in Capital                                                              1,763,698     1,799,181     2,459,354
  Less Notes and Subscriptions Receivable - Common Stock                                    (14,720)      (14,720)      (36,464)
  Deficit Accumulated During the Development Stage                                       (2,380,135)   (2,830,869)   (2,912,828)
  Unrealized Holding Gain on Investment Securities                                               --        55,200        13,800
                                                                                         ------------   -----------   ----------

  TOTAL STOCKHOLDERS' (DEFICIT)                                                            (783,190)     (988,218)     (470,728)
                                                                                         ------------   -----------   ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                       $    150,692   $   208,299   $   172,418
                                                                                         ------------   -----------   ----------
                                                                                         ------------   -----------   ----------


                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                                                                                                                   From Inception
                                                                                    For the Three Months Ended   (October 21, 1983)
                                                                                              March 31,             Through
                                                    1994         1995        1996         1996          1997      March 31, 1997
                                                 -----------   ----------   ---------  -----------   ----------   ----------------
                                                                                       (Unaudited)   (Unaudited)   (Unaudited)

 REVENUES
  Sale of Fatigue Fuses                          $      --     $     --     $    --    $      --     $     --     $      64,505
  Sale of Royalty Interests                             --           --          --           --           --           198,750
  Research and Development Revenue                      --           --          --           --         4,555          717,135
  Test Services                                         --           --          --           --           --            10,870
                                                 -----------   ----------   ---------  -----------   ----------   ----------------
    TOTAL REVENUES                                      --           --          --           --         4,555          991,260
                                                 -----------   ----------   ---------  -----------    ---------   ----------------
COSTS AND EXPENSES
  Research and Development                           83,360       15,104      10,700          --         4,555        1,512,851
  General and Administrative                        295,488      188,745     472,486      150,541       83,094        2,233,602
                                                 -----------   ----------   ---------  -----------    ---------   ----------------
    TOTAL COSTS AND EXPENSES                        378,848      203,849     483,186      150,541       87,649        3,746,453
                                                 -----------   ----------   ---------  -----------    ---------   ----------------
    INCOME (LOSS) FROM OPERATIONS                  (378,848)    (203,849)   (483,186)    (150,541)     (87,649)      (2,755,193)
                                                 -----------   ----------   ---------  -----------    ---------   ----------------

OTHER INCOME (EXPENSE)
  Expense Reimbursed                                    --           --       12,275                     1,135           (5,392)
  Interest Income                                     1,785        1,928       2,427          507           --           39,487
  Miscellaneous Income                                   --        4,375          --           --           --           25,145
  Loss on Sale of Equipment                              --          --           --           --           --          (12,780)
  Settlement of Teaming Agreement                        --          --           --           --           --           50,000
  Litigation Settlement                                  --           --          --           --           --           18,095
  Gain on Sale of Stock                                  --           --      17,750        9,656           --           17,750
                                                 -----------   ----------   ---------  -----------    ---------   ----------------
    TOTAL OTHER INCOME                                1,785        6,303      32,452       10,163        1,135          132,305
                                                 -----------   ----------   ---------  -----------    ---------   ----------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES             (377,063)    (197,546)   (450,734)    (140,378)     (81,959)      (2,622,888)
PROVISION FOR INCOME TAXES                             --           --            --           --           --           (7,000)
                                                 -----------   ----------   ---------  -----------    ---------   ----------------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                          (377,063)    (197,546)   (450,734)    (140,378)     (81,959)      (2,629,888)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                               --            --              --           --           --         (289,940)
  Utilization of Operating  Loss Carry forward         --           --            --           --           --            7,000
                                                 -----------   ----------   ---------  -----------    ---------   ----------------
    NET INCOME (LOSS)                           $  (377,063) $  (197,546) $ (450,734) $  (140,378)  $  (81,959)  $   (2,912,828)
                                                 -----------   ----------   ---------  -----------    ---------   ----------------
                                                 -----------   ----------   ---------  -----------    ---------   ----------------

PER SHARE DATA
  Income (Loss) Before Extraordinary Item                                 $    (0.17)
  Extraordinary Items                                                              -
                                                                           ---------
    NET INCOME (LOSS)                                                     $    (0.17)
                                                                           ---------
                                                                           ---------
  COMMON SHARES OUTSTANDING                                                2,580,546
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

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH MARCH 31, 1997


                                    Class A Common      Class B Common      Class A Preferred Stock  Class B Preferred Stock
                                 -------------------   -------------------  -----------------------  -----------------------
                                    Shares                Shares                  Shares                   Shares
                                  Outstanding  Amount   Outstanding  Amount    Outstanding  Amount      Outstanding  Amount
                                  -----------  ------   -----------  ------    -----------  ------      -----------  ------
Initial Issuance of Common Stock,
   October 21, 1983                   2,408    $    2            --  $   --           --    $   --            --     $   --
Adjustment to Give Effect
  to Recapitalization on
  December 15, 1986
  Cancellation of Shares             (2,202)       (2)           --       --          --         --            --         --
                                     ------     -----         -----    -----       -----    -------       -------      -----
                                        206         0            --       --          --         --            --         --
Balance, October 21, 1983
  Shares Issued By Tensiodyne
   Corporation in Connection
   With Pooling of Interests         42,334        14            --       --          --         --            --         --
Net (Loss), Year Ended
 December 31, 1983                       --        --            --       --          --         --            --         --
                                     ------     -----         -----    -----       -----    -------       -------      -----
Balance, January 1, 1984             42,540        14            --       --          --         --            --         --
  Capital Contribution                   --        28            --       --          --         --            --         --
  Issuance of Common Stock            4,815         5            --       --          --         --            --         --
  Costs Incurred in Connection
   with Issuance of Stock                --        --            --       --          --         --            --         --
 Net (Loss), Year Ended
  December 31, 1984                      --        --            --       --          --         --            --         --
                                     ------     -----         -----    -----       -----    -------       -------      -----
                                                         Deficit
                                                       Accumulated
                                        Capital         During the
                                     in Excess of      Development
                                       Par Value          Stage           Total
                                     ------------      -----------        -----
Initial Issuance of Common Stock,
   October 21, 1983                  $      2,498      $        --      $  2,500
Adjustment to Give Effect
  to Recapitalization on
  December 15, 1986
  Cancellation of Shares                       (2)              --            --
                                          -------         --------      --------
                                            2,496               --         2,500
Balance, October 21, 1983
  Shares Issued By Tensiodyne
   Corporation in Connection
   With Pooling of Interests                4,328               --         4,342
Net (Loss), Year Ended
 December 31, 1983                             --           (4,317)       (4,317)
                                          -------         --------      --------
Balance, January 1, 1984                    6,824           (4,317)        2,520
  Capital Contribution                     21,727               --        21,755
  Issuance of Common Stock                 10,695               --        10,700
  Costs Incurred in Connection
   with Issuance of Stock                  (2,849)              --        (2,849)
 Net (Loss), Year Ended
  December 31, 1984                            --          (21,797)      (21,797)
                                          -------         --------      --------


         See accompanying notes and independent accountants' report.
                                    F-6

                         MATERIAL TECHNOLOGY, INC.
                 (Formerly Tensiodyne Scientific Corporation)
                       (A Development Stage Company)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH MARCH 31, 1997


                                     Class A Common       Class B Common      Class A Preferred Stock  Class B Preferred Stock
                                  -------------------   -------------------   -----------------------  -----------------------
                                    Shares                Shares                  Shares                   Shares
                                  Outstanding  Amount   Outstanding  Amount    Outstanding  Amount      Outstanding  Amount
                                  -----------  ------   -----------  ------    -----------  ------      -----------  ------
Balance, January 1, 1985           47,355        47            --       --          --         --            --         --
 Shares Contributed Back
   to Company                        (315)       (0)           --       --          --         --            --         --
 Capital Contribution                  --        --            --       --          --         --            --         --
 Sale of 12,166 Warrants at
  $1.50 Per Warrant                    --        --            --       --          --         --            --         --
 Shares Cancelled                  (8,758)       (9)           --       --          --         --            --         --
 Net (Loss), Year Ended
  December 31, 1985                    --        --            --       --          --         --            --         --
                                  -------       ---       -------  -------     -------     ------       -------    -------
Balance, January 1, 1986           38,282        38            --       --          --         --            --         --
  Net (Loss), Year Ended
   December 31, 1986                   --        --            --       --          --         --            --         --
                                  -------       ---       -------  -------     -------     ------       -------    -------
Balance, January 1, 1987           38,282        38            --       --          --         --            --         --
  Issuance of Common Stock Upon
   Exercise of Warrants               216         0            --       --          --         --            --         --
 Net (Loss), Year Ended
  December 31, 1987                    --        --            --       --          --         --            --         --
                                  -------       ---       -------  -------     -------     ------       -------    -------

                                                         Deficit
                                                       Accumulated
                                        Capital         During the
                                     in Excess of      Development
                                       Par Value          Stage           Total
                                     ------------      -----------        -----

Balance, January 1, 1985                   36,397          (26,114)       10,329
 Shares Contributed Back
   to Company                                   0               --            --
 Capital Contribution                     200,555               --       200,555
 Sale of 12,166 Warrants at
  $1.50 Per Warrant                        18,250               --        18,250
 Shares Cancelled                               9               --            --
 Net (Loss), Year Ended
  December 31, 1985                            --         (252,070)     (252,070)
                                        ---------        ---------       -------
Balance, January 1, 1986                  255,211         (278,184)      (22,936
  Net (Loss), Year Ended
   December 31, 1986                           --          (10,365)      (10,365)
                                        ---------        ---------       -------
Balance, January 1, 1987                  255,211         (288,549)      (33,300)
  Issuance of Common Stock Upon
   Exercise of Warrants                    27,082               --        27,082
 Net (Loss), Year Ended
  December 31, 1987                            --          (45,389)      (45,389)
                                        ---------        ---------       -------


         See accompanying notes and independent accountants' report.
                                    F-7

                            MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH MARCH 31, 1997


                                     Class A Common       Class B Common      Class A Preferred Stock  Class B Preferred Stock
                                  -------------------   -------------------   -----------------------  -----------------------
                                    Shares                Shares                  Shares                   Shares
                                  Outstanding  Amount   Outstanding  Amount    Outstanding  Amount      Outstanding  Amount
                                  -----------  ------   -----------  ------    -----------  ------      -----------  ------
Balance, January 1, 1988             38,498        38          --        --          --         --            --         --
  Issuance of Common Stock
   Sale of Stock (Unaudited)          2,544         3          --        --          --         --            --         --
   Services Rendered (Unaudited)      3,179         3          --        --          --         --            --         --
  Net (Loss), Year Ended
  December 31, 1988 (Unaudited)                    --          --        --          --         --            --         --
                                    -------       ---     -------   -------     -------    -------       -------    -------
Balance, January 1, 1989
   (Unaudited),                      44,221        44          --        --          --         --            --         --
  Issuance of Common Stock
   Sale of Stock                      4,000         4          --        --          --         --            --         --
   Services Rendered                 36,000        36          --        --          --         --            --         --
  Net (Loss), Year Ended
   December 31, 1989                     --        --          --        --          --         --            --         --
                                    -------       ---     -------   -------     -------    -------       -------    -------
Balance, January 1, 1990             84,221        84          --        --          --         --            --         --
  Issuance of Common Stock
   Sale of Stock                      2,370         2          --        --          --         --            --         --
   Services Rendered                  6,480         7          --        --          --         --            --         --
  Net Income, Year Ended
   December 31, 1990                     --        --          --        --          --         --            --         --
                                    -------       ---     -------   -------     -------    -------       -------    -------
                                                         Deficit
                                                       Accumulated
                                        Capital         During the
                                     in Excess of      Development
                                       Par Value          Stage           Total
                                     ------------      -----------        -----

Balance, January 1, 1988                  282,293         (333,938)      (51,607)
  Issuance of Common Stock
   Sale of Stock (Unaudited)              101,749               --       101,752
   Services Rendered (Unaudited)--         70,597                         70,600
  Net (Loss), Year Ended
  December 31, 1988 (Unaudited)                           (142,335)     (142,335)
                                        ---------        ---------       -------
Balance, January 1, 1989
   (Unaudited),                           454,639         (476,273)      (21,590)
  Issuance of Common Stock
   Sale of Stock                            1,996               --         2,000

   Services Rendered                       17,964               --        18,000
  Net (Loss), Year Ended
   December 31, 1989                           --          (31,945)      (31,945)
                                        ---------        ---------       -------
Balance, January 1, 1990                  474,599         (508,218)      (33,535)
  Issuance of Common Stock
   Sale of Stock                           59,248               --        59,250
   Services Rendered                       32,393               --        32,400
  Net Income, Year Ended
   December 31, 1990                           --          133,894       133,894
                                        ---------        ---------       -------



          See accompanying notes and independent accountants' report.
                                     F-8

                            MATERIAL TECHNOLOGY, INC.
                   (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH MARCH 31, 1997

                                       Class A Common        Class B Common      Class A Preferred Stock  Class B Preferred Stock
                                     -------------------   -------------------   -----------------------  -----------------------
                                       Shares                Shares                  Shares                   Shares
                                     Outstanding  Amount   Outstanding  Amount    Outstanding  Amount      Outstanding  Amount
                                     -----------  ------   -----------  ------    -----------  ------      -----------  ------
Balance January 1, 1991 as Restated     93,071        93          --       --            --        --            --         --
  Issuance of Common Stock
   Sale of Stock                           647         1          --       --       350,000       350            --         --
   Services Rendered                     4,371         4          --       --            --        --            --         --
   Conversion of Warrants                   30        --
   Conversion of Stock                  (6,000)       (6)     60,000       60            --        --            --         --
  Net (Loss), Year Ended
   December 31, 1991                        --        --          --       --            --        --            --         --
                                       -------       ---      ------      ---       -------   -------       -------    -------
Balance January 1, 1992                 92,119        92      60,000       60       350,000       350            --         --
  Issuance of Common Stock
   Sale of Stock                        20,000        20          --       --            --        --            --         --
   Services Rendered                     5,400         5          --       --            --        --            --         --
   Conversion of Warrants                6,000         6          --       --            --        --            --         --
   Sale of Class B Stock                    --        --      60,000       60            --        --            --         --
  Issuance of Stock to
    Unconsolidated Subsidiary            4,751         5          --       --            --        --            --         --
  Conversion of Stock                    6,000         6     (60,000)     (60)           --        --            --         --
  Cancellation of Shares                (6,650)       (7)         --       --            --        --            --         --
  Net (Loss), Year Ended
   December 31, 1992                        --        --          --       --            --        --            --         --
                                     ---------     -----     -------  -------       -------   -------       -------    -------
                                                         Deficit
                                                       Accumulated
                                        Capital         During the
                                     in Excess of      Development
                                       Par Value          Stage           Total
                                     ------------      -----------        -----
Balance January 1, 1991 as Restated       566,240         (374,324)      192,009
  Issuance of Common Stock
   Sale of Stock                          273,335               --       273,686
   Services Rendered                       64,880               --        64,884
   Conversion of Warrants                      --
   Conversion of Stock                         --               --            --
  Net (Loss), Year Ended
   December 31, 1991                           --         (346,316)     (346,314)
                                        ---------        ---------       -------
Balance January 1, 1992                   904,455         (720,640)      184,265
  Issuance of Common Stock
   Sale of Stock                           15,980               --        16,000
   Services Rendered                       15,515               --        15,520
   Conversion of Warrants                  14,994               --        15,000
   Sale of Class B Stock                   14,940               --        15,000
  Issuance of Stock to
    Unconsolidated Subsidiary              71,659               --        71,664
  Conversion of Stock                          --               --            --
  Cancellation of Shares                        7               --            --
  Net (Loss), Year Ended
   December 31, 1992                           --         (154,986)     (158,196)
                                        ---------        ---------       -------

           See accompanying notes and independent accountants' report.
                                     F-9

                           MATERIAL TECHNOLOGY, INC.
                (Formerly Tensiodyne Scientific Corporation)
                        (A Development Stage Company)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH MARCH 31, 1997

                                       Class A Common        Class B Common      Class A Preferred Stock  Class B Preferred Stock
                                     -------------------   -------------------   -----------------------  -----------------------
                                       Shares                Shares                  Shares                   Shares
                                     Outstanding  Amount   Outstanding  Amount    Outstanding  Amount      Outstanding   Amount
                                     -----------  ------   -----------  ------    -----------  ------      -----------   ------
Balance December 31, 1992              127,620       127       60,000       60       350,000      350             --         --
  Issuance of Common Stock
   Licensing Agreement                  12,500        13           --       --            --       --             --         --
   Services Rendered                    67,030        67           --       --            --       --             --         --
   Warrant Conversion                   56,000        56           --       --            --       --
  Cancellation of Shares               (31,700)      (32)          --       --            --       --             --         --
  Net (Loss) for Year Ended
    December 31, 1993 (Restated)            --        --           --       --            --       --             --         --
                                     ---------     -----      -------  -------       -------  -------        -------    -------
Balance December 31, 1993              231,449       231       60,000       60       350,000      350             --         --
                                     ---------     -----      -------  -------       -------  -------        -------    -------
                                                         Deficit
                                                       Accumulated
                                        Capital         During the
                                     in Excess of      Development
                                       Par Value          Stage
                                     ------------      -----------

Balance December 31, 1992               1,037,550         (875,626)
  Issuance of Common Stock
   Licensing Agreement                      6,237               --
   Services Rendered                       13,846               --
   Warrant Conversion                     304,943               --
  Cancellation of Shares                   (7,537)              --
  Net (Loss) for Year Ended
    December 31, 1993 (Restated)               --         (929,900)
                                        ---------        ---------
Balance December 31, 1993               1,355,039       (1,805,526)
                                        ---------        ---------

          See accompanying notes and independent accountants' report.
                                      F-10

                           MATERIAL TECHNOLOGY, INC.
                (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH MARCH 31, 1997

                                                                                                               Redeemable
                                       Class A Common        Class B Common      Class A Preferred Stock  Class B Preferred Stock
                                     -------------------   -------------------   -----------------------  -----------------------
                                       Shares                Shares                  Shares                   Shares
                                     Outstanding  Amount   Outstanding  Amount    Outstanding  Amount      Outstanding   Amount
                                     -----------  ------   -----------  ------    -----------  ------      -----------   ------
Adjustment to Give Effect
  to Recapitalization on
  February 1, 1994                       30,818       31           --       --            --       --              --         --

   Issuance of Shares for
     Services Rendered                  223,000      223           --       --            --       --              --         --
   Sale of Stock                      1,486,112    1,486           --       --            --       --              15    150,000
   Issuance of Shares for
     the Modification of Agreements      34,000       34           --       --            --       --              --         --
   Net (Loss) for the Year
     Ended December 31, 1994 -               --       --           --       --            --       --              --         --
                                      ---------    -----      -------  -------       -------  -------         -------    -------
Balance - December 31, 1994           2,005,380    2,005       60,000       60       350,000      350              15    150,000

   Issuance of Common Stock
   in Consideration for
   Modification of Agreement            152,500      153           --       --            --       --              --         --

   Net (Loss) for the Year
     Ended December 31, 1995 -               --       --           --       --            --       --              --         --
                                      ---------    -----      -------  -------       -------  -------         -------    -------
Balance - December 31, 1995           2,157,880    2,157       60,000       60       350,000      350              15    150,000
                                      =========    =====      =======  =======       =======  =======         =======    =======
                                                         Deficit
                                                       Accumulated
                                        Capital         During the
                                     in Excess of      Development
                                       Par Value          Stage
                                     ------------      -----------
Adjustment to Give Effect
  to Recapitalization on
  February 1, 1994                        385,393               --

   Issuance of Shares for
     Services Rendered                         --               --
   Sale of Stock                           23,300               --
   Issuance of Shares for
     the Modification of Agreements           (34)              --
   Net (Loss) for the Year
     Ended December 31, 1994 -                 --         (377,063)
                                        ---------        ---------
Balance - December 31, 1994             1,763,698       (2,182,589)

   Issuance of Common Stock
   in Consideration for
   Modification of Agreement                   --               --

   Net (Loss) for the Year
     Ended December 31, 1995 -                 --         (197,546)
                                        ---------        ---------
Balance - December 31, 1995             1,763,698       (2,380,135)
                                       ==========       ==========

         See accompanying notes and independent accountants' report.
                                      F-11

                            MATERIAL TECHNOLOGY, INC.
                (Formerly Tensiodyne Scientific Corporation)
                         (A Development Stage Company)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH MARCH 31, 1997

                                                                                                               Redeemable
                                       Class A Common        Class B Common      Class A Preferred Stock  Class B Preferred Stock
                                     -------------------   -------------------   -----------------------  -----------------------
                                       Shares                Shares                  Shares                   Shares
                                     Outstanding  Amount   Outstanding  Amount    Outstanding  Amount      Outstanding   Amount
                                     -----------  ------   -----------  ------    -----------  ------      -----------   ------
   Issuance of Shares for
     Services Rendered                  164,666      165           --       --            --       --              --         --
   Sale of Stock                         70,000       70           --       --            --       --              --         --
   Issuance of Shares for
     the Modification of Agreements     250,000      250           --       --            --       --              --         --
   Cancellation of Shares Held
     in Treasury                        (62,000)     (62)          --       --            --       --              --         --
   Net (Loss) for the Year
     Ended December 31, 1996                 --       --           --       --            --       --              --         --
                                      ---------    -----      -------  -------       -------   ------         -------    -------
Balance - December 31, 1996           2,580,546    2,580       60,000       60       350,000      350              15    150,000


   Sale of Stock                        100,000      100           --       --            --       --              --         --
   Conversion of Indebtedness           800,000      800           --       --            --       --              --         --
   Class A Common Stock Issued
     in Cancellation of $372,000
     Accrued Wages Due Officer        1,049,454    1,050           --       --            --       --              --         --

                                                         Deficit
                                                       Accumulated
                                        Capital         During the
                                     in Excess of      Development
                                       Par Value          Stage
                                     ------------      -----------
   Issuance of Shares for
     Services Rendered                     16,301               --
   Sale of Stock                          173,970               --
   Issuance of Shares for
     the Modification of Agreements          (250)              --
   Cancellation of Shares Held
     in Treasury                         (154,538)              --
   Net (Loss) for the Year
     Ended December 31, 1996                   --         (450,734)
                                        ---------        ---------
Balance - December 31, 1996             1,799,181       (2,830,869)


   Sale of Stock                           99,900               --
   Conversion of Indebtedness             187,793               --
   Class A Common Stock Issued
     in Cancellation of $372,000
     Accrued Wages Due Officer            370,950               --



        See accompanying notes and independent accountants' report.
                                      F-12

                          MATERIAL TECHNOLOGY, INC.
                (Formerly Tensiodyne Scientific Corporation)
                        (A Development Stage Company)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     FOR THE PERIOD OCTOBER 21, 1983 (INCEPTION) THROUGH MARCH 31, 1997

                                                                                                               Redeemable
                                       Class A Common        Class B Common      Class A Preferred Stock  Class B Preferred Stock
                                     -------------------   -------------------   -----------------------  -----------------------
                                       Shares                Shares                  Shares                   Shares
                                     Outstanding  Amount   Outstanding  Amount    Outstanding  Amount      Outstanding   Amount
                                     -----------  ------   -----------  ------    -----------  ------      -----------   ------
   Issuance of Shares for
     Services Rendered                   20,000        20          --        --          --         --            --            --
   Adjustment to Give Effect
     to Recapitalization on
     March 9, 1997                      450,000       450          --        --          --         --            --            --
   Net (Loss) for the Three
     Months Ended March 31, 1997             --        --          --        --          --         --            --            --
                                      ---------     -----     -------   -------     -------    -------       -------       -------
                                      5,000,000   $ 5,000      60,000     $  60     350,000     $  350            15     $ 150,000
                                      =========     =====     =======   =======     =======    =======       =======       =======
                                                         Deficit
                                                       Accumulated
                                        Capital         During the
                                     in Excess of      Development
                                       Par Value          Stage
                                     ------------      -----------
   Issuance of Shares for
     Services Rendered                      1,980               --
   Adjustment to Give Effect
     to Recapitalization on
     March 9, 1997                           (450)              --
   Net (Loss) for the Three
     Months Ended March 31, 1997               --          (81,959)
                                        ---------        ---------
                                     $  2,459,354    $  (2,912,828)
                                       ==========       ==========


          See accompanying notes and independent accountants' report.
                                     F-13

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS



                                                                                               For the          From Inception
                                                                                          Three Months Ended  (October 21, 1983)
                                                              December 31,                     March 31,            Through
                                                     1994         1995         1996        1996       1997        March 31, 1997
                                                  ----------  ------------  ---------  ----------  ----------  ----------------
                                                                                       (Unaudited) (Unaudited)    (Unaudited)

     NET CASH PROVIDED BY FINANCING ACTIVITIES  $   268,406  $   142,874  $  172,614  $    51,250  $  34,256 $     1,748,622
                                                  ----------  ------------  ---------  ----------  ----------  ----------------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                           (7,035)       7,496      (3,648)      15,670      5,205           2,783
BEGINNING BALANCE  - CASH AND
      CASH EQUIVALENTS                                  765       (6,270)      1,226        1,226     (2,422)             --
                                                  ----------  ------------  ---------  ----------  ----------  ----------------
ENDING BALANCE  - CASH AND CASH
      EQUIVALENTS                               $    (6,270) $     1,226  $   (2,422)  $   16,896      2,783 $         2,783
                                                  ----------  ------------  ---------  ----------  ----------  ----------------
                                                  ----------  ------------  ---------  ----------  ----------  ----------------


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

     During 1995, the Company forgave $154,600 on an obligation due from the Company's President in consideration for the President returning 62,000 shares of the Company's Class A Common Stock to its treasury.

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

           Assets
           Cash                          $     765
           Loan Receivable
                - Officer                   10,205
           Property & Equipment
                at Net                     108,091
           Licensing Agreement and
                Patents                     26,634
           Notes Receivable                 19,974
           Other Assets                      2,189
                                        ----------
                                         $ 167,858
           Liabilities
           Accrued Expenses              $ (91,935)
           Accrued Salaries
                - Officer                 (108,000)
           Deposit Payable                 (10,000)
           Loans Payable                    (3,169)
           Note Payable on
                Licensing Agreement       (188,495)
                                         ---------
                                         $(401,599)
           Liabilities in Excess
           of Assets Transferred         $(233,741)
                                         ---------
                                         ---------

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

       c. Net Loss Per share

               Net loss per share is computed pursuant to SAD Topic l.B.2.

       d. Persuasiveness of Estimates

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

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne scientific corporation)
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS


Note 4 - Intangibles

              Intangible assets consist of the following:

                            Period of         December 31,
                           Amortization       1995    1996
                           -------------    -------  -------
       Patent Costs          17 years     $ 28,494  $ 28,494
       organization costs     5 Years        9,076     9,076
       License Agreement     20 Years        6,250     6,250
       (See Note 7)                       --------  --------
                                            43,820    43,820
Less Accumulated Amortization              (21,162)  (23,151)
                                           --------  --------
                                          $ 22,658    20,669

       Amortization charged to operations for 1994, 1995, and 1996, were $1,988, $1,988 and $1,989, respectively.

Note 5 - Litigation settlement

       On October 26, .1992, the Company agreed to an out-of-court settlement resulting from improprieties by its chief Technical consultant, who was also an officer and director. The settlement resulted in a return from the individual of 5,650 shares of the Company's common stock, a return of 600 warrants to purchase 600 shares of common stock, and a promissory note for $50,000 secured by a mortgage interest on the individual's residence.

       The note is non-interest bearing and due and payable upon either the death of the individual's spouse or upon conveyance or attempted conveyance of any interest in the individual's residence. Interest has been imputed pursuant to AFD-21 at an annual rate of 8.5%. The balance of this note as of December 31, 1995, and 1996, was $23,661 and $25,753, respectively.

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

       Under the terms of the agreement the Company issued to the University 12,500 shares of its common stock and a 5% royalty on sales of the product. The Company valued the licensing agreement at $6,250. Under the terms of the agreement, the license terminates upon the expiration of the underlying patents, unless sooner terminated as provided in the agreement. The Company is amortizing the license over 20 years.

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

Note 7 - Property and Equipment

       The following is a summary of property and equipment:

                                               December 31,
                                              1995          1996
                                              -------      -------

       Office Equipment                     $ 14,345     $ 14,345
       Remote Monitoring System               97,160       97,160
       Manufacturing Equipment               100,067      100,067
                                             -------     --------
                                             211,572      211,572
            Less: Accumulated
                   Depreciation             (110,614)    (113,556)
                                             --------     --------
                                            $100,958     $ 98,016
                                            --------     --------
                                            --------     --------

       Depreciation charged to operations was $3,567, $3,566 and $2,942 in 1994, 1995, and 1996, respectively. The useful lives of office and manufacturing equipment for the purpose of computing depreciation is five years.

       The Company's equipment has been pledged as collateral on the note payable to Advanced Technology Center (See Note 10(b)).

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS

Note 7 - Property and Equipment (Continued)

       The Company has entered into an agreement dated April 1,1993, with the University of Pennsylvania acting through the Laboratory for Research on the Structure of Matter ("LRSM") to loan certain manufacturing equipment to the LRSM for instructional and research related purposes for a period of 5 years, beginning December 1, 1992, and ending December 1, 1997. Upon expiration of the five year period, LRSM may retain the right to borrow the equipment for another 5 year period.
       In exchange for loaning the equipment to LRSM, the Company receives substantial testing from LRSM which aides the Company in the development of the Fatigue Fuse. Upon the expiration of the second five year period, LRSM has the option to purchase the equipment at its fair market value then prevailing.

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

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage company)
                            NOTES TO FINANCIAL STATEMENTS

Note 8 - Notes Payable (continued)

       In addition, the Company borrowed an additional $58,000 from Mr. Baker in 1995. Under the terms of the loan agreement, interest accrues on this loan at the prime lending rate of Mellon Bank NA, and is fully payable with accrued interest on June 11, 2000. At the option of Mr. Baker, he can convert the balance due at any time into approximately 280,000 shares of the Company's Class A Common stock. The balance due on this note as of December 31, 1995, and 1996 was approximately $60,829 and $65,893, respectively.

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

       An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

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

       b. On August 30, 1986, the Company entered into a funding agreement with the Advanced Technology Center ("ATC"), whereby ATC paid $45,000 to the Company for the purchase of a royalty of 3% of future gross sales and 6% of sub-licensing revenue. The royalty is limited to the $45,000 plus an 11% annual rate of return. At December 31, 1995, and 1996, the future royalty commitment was limited to $107,510 and $119,336, respectively.

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

         Management believes that Tensiodyne has insufficient capital to meet its obligation to pay any of the amounts owed and the Company will have to rely on the proceeds it receives through the sale of the Tensiodyne shares to reduce the amount due.

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

         The exchange was made in view of the fact that the Company has entered into an agreement with an unrelated third party to reverse merge with this party and to transfer to the subsidiary the Company's current operations including all of its assets and liabilities. (See Note 15, "Subsequent Events").

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

    A summary of royalty interests which the Company has granted and are outstanding as of December 31, 1996, follows:

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS

Note 10 - Commitments and contingencies (Continued)

                                                 Fatigue Fatigue
                                                 Fuse      Sensor
                                                 ------    -------
         Tensiodyne 1985-1 R&D Partnership           --*      --
         Advanced Technology Center
              Future Gross sales                     -- *     --
              Sublicensing Fees                      -- **    --
         Variety Investments, Ltd.               20.00%       --
         University of Pennsylvania
              Net Sales of Licensed Products      7.00%
              Net sales of services 2.50%         2.50%
         Sherman Baker 1.00% 0.50%                1.00%     0.50%
                                                 -------   ------
                                                 21.00%    10.00%


    * Royalties limited to specific rates of return as discussed in Note 10(a) and (c) above.

    ** The Company granted 12% royalties on sales from sublicensing. These royalties are also limited to specific rates of return as discussed in
         Note 11(c) above.

Note 11 - Investments

    The Company through a settlement with Tensiodyne Corporation received 6,625,000 of Class A Common Stock of Tensiodyne Corporation. These shares are restricted and subject to Rule 144 of the Securities and Exchange Act. During 1996, the Company received approximately $17,750 through the sale of 50,000 shares of Tensiodyne Corporation stock.

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

    c.   Class B Common stock

         The holders of the Company's Class B Common stock are not entitled to dividends, nor are they entitled to participate in any proceeds in the event of a liquidation of the Company. However, the holders are entitled to 200 votes for each share of Class B Common held.

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

         These shares are convertible to shares of the Company's common stock at a conversion price of $ .72 ("initial conversion price") which will be adjusted depending upon the occurrence of certain events. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.

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

    h. On June 12, 1995, $108,000 of the total advances made by the Company's President to the Company was converted into an interest bearing loan. The loan is assessed interest at Mellon Bank, NA prime lending rate and is convertible into 520,000 shares of the Company's Class A Common stock on a pro rata basis. The loan matures in five years and the conversion of the $108,000 or any portion thereof can occur any time prior to maturity.

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

Note 15 - Subsequent Events

    a. In February 1997, the Company entered into an agreement with Montpilier Holding, Inc.("Montpilier")) and its wholly owned subsidiary SecurFone America, Inc. (91SecurFone"), and Robert M. Bernstein, the Company's president. Under the terms of the agreement, the Company

                              MATERIAL TECHNOLOGY, INC.
                     (Formerly Tensiodyne Scientific Corporation)
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS


Note 15 - Subsequent Events (continued)

         will sell 4,500,000 shares of authorized but unissued shares comprising 90% of the outstanding stock at the date of closing to Montpilier (adjusted for a 1:10 reverse stock split) in exchange for 3,000 shares of SecurFone's common stock, which constitutes 100% of the SecurFone's outstanding shares as of the closing date. In addition, Montpilier agrees to reimburse the Company for its expenses in an amount equal to $120,000.

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

         In connection with the above transaction, the Company authorized the issuance of 520,000 shares of its Class A Common Stock to Mr. Bernstein in exchange for the convertible note issued to him; the issuance of 60,000 shares of Class B Common of the subsidiary in exchange for the cancellation of the 60,000 shares of Class B Common Stock currently owned by him; the issuance of 280,000 shares of the Company's Class A Common stock to Mr. Baker in exchange for the convertible note issued to him; the authorization to enter into an agreement with the holders of the Company's class A Preferred stock to exchange these shares, which will be canceled, for class A Preferred Stock of the Company's subsidiary; and the issuance of 20,000 shares of the Company's Class A Common Stock as partial payment to the Company's legal counsel

         In addition, in consideration for the cancellation of $372,000 in accrued salary, Mr. Bernstein will receive 1,049,454 of Class A Common Stock of the Company and $450,000 shares of Class A Common Stock of the subsidiary. The issuance of these shares are issued subject to certain restrictions and forfeiture.

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

         In connection with the above transaction, the Company entered into a consulting agreement with Mr. Bernstein. Under the terms of this agreement, Mr. Bernstein has agreed to act as a consultant to the Company for a period of 18 months beginning upon the effective date of the registration statement. In consideration for his services, Mr. Bernstein will receive $5,000 and will receive stock options entitling him to purchase Class A Common stock of the Company equaling 7% of the sum of the total number of shares of any class of equity securities of the Company, that, during the five years following the closing, the Company registers on Form S-B and sells through Regulation S.

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

         The Company is a subcontractor to SWRI and its share of this award is approximately $550,000 which is required to be disbursed for specific purposes as defined in the subcontractor' 5 agreement.

                              MATERIAL TECHNOLOGY, INC.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS



                       NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Summary of Accounting Policies

         In the opinion of the Company's Management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997 and 1996, and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of the operating results for the full year.


Note 2.  Investments

         As of March 31, 1997, of the remaining 6,575,000 shares of Tensiodyne Corporation Common Stock owned by the Company, approximately 690,000 shares were free trading and were valued at their market value using the price as quoted on the bulletin board at March 31, 1997, of $.02 per share. The Company has classified these shares as available for sale and the unrealized loss on these shares at March 31, 1997, amounting to $41,400 has been classified to stockholders' deficit.