Form 10-K/A
period 1996-12-31
MATERIAL TECHNOLOGY INC
filed 1997-07-08
CIK 929425

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10K

                                    AMENDMENT No. 2
                   ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


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



                                 Class A Common Stock
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
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


Electrochemical Fatigue Sensor ("EFS")



In August, 1993, Tensiodyne entered into two agreements, a license and a development agreement, with the University of Pennsylvania regarding a new invention designed to measure electrochemically the status of fatigue of a structure without knowing the structure's past loading history. Pursuant to the license agreement, 12,500 shares of Tensiodyne's common stock were issued, a 5% royalty on sales of this product was granted, and under the development agreement Tensiodyne undertook to pay $11,112 per month for a total of 18 months, for a total payment of $200,000. As of March 20, 1997, neither Tensiodyne nor Matech has made any payments on this obligation. The company and the University are negotiating an agreement to modify the terms of the licensing agreement and related obligation. The terms of the modified agreements include an increase in the University's royalty to 7% of the sale of related products, the issuance of additional shares of the Company's Class A Common Stock to equal 5% of the outstanding stock of the Company as of the effective date of the modified agreements, and to pay to the University 30% of any amounts raised by the Company in excess of $150,000 (excluding amounts received on government grants or contracts).



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

DR. JOHN W. GOODMAN, CHIEF ENGINEER/DIRECTOR
Dr. John W. Goodman is 62 years of age. Dr. John Goodman is presently Senior Staff Engineer, Materials Engineering Department of TRW Space and Electronics and was formerly Chairmen of the Aerospace Division of the American Society of Mechanical Engineers. He holds a Doctorate of Philosophy in Materials Science which was awarded with distinction by the University of California at Los Angeles in 1970, received in 1957 a Masters of Science degree in Applied Mechanics from Penn State University and in 1955 he received a Bachelor of Science degree in Mechanical Engineering from Rutgers University. From 1972 to 1987 Dr. John Goodman was with the United States Air Force as lead Structural Engineer for the B-1 aircraft; Chief of the Fracture and Durability Branch and Materials Group Leader, Structures Department, Aeronautical Systems Center, Wright-Patterson Air Force Base. From 1987 to December, 1993, he was on the Senior Staff, Materials Engineering Department of TRW Space and Electronics. He has been Chief Engineer Development of Matech's products since May 1993. He worked full time for Matech from August 1993 to December 1994, when he returned to TRW. Since the he has consulted with Matech periodically.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS IN FORM 8-K


    a.        Exhibits.

--------------------------------------------------------------------------------
EXHIBIT NO.   DESCRIPTION                                              PAGE NO.
--------------------------------------------------------------------------------
2.1           Stock Purchase Agreement among Montpilier Holdings, Inc.,
              SecurFone America, Inc., Material Technology, Inc., and
              Robert M. Bernstein - Previously filed with Form 10K
              Amendment 1.
--------------------------------------------------------------------------------
2.2           Letter Agreement among Montpilier Holdings, Inc., Material
              Technology, Inc., and Robert M. Bernstein - Previously Filed
              with Form 10K Amendment 1
--------------------------------------------------------------------------------
3(i)          Certificate of Incorporation is incorporated by reference
              from the Company's S-1 Registration Statement that became
              effective on January 19, 1996
--------------------------------------------------------------------------------
3(ii)         Bylaws of Material Technology, Inc. is incorporated by
              reference from the Company's S-1 Registration Statement
              that became effective on January 19, 1996
--------------------------------------------------------------------------------
4.1           Class A Convertible Preferred Stock Certificate of
              Designations is incorporated by reference from the
              Company's S-1 Registration Statement that became effective on January 19, 1996
--------------------------------------------------------------------------------
4.2           Class B Convertible Preferred Stock Certificate of
              Designations is incorporated by reference from the
              Company's S-1 Registration Statement that became effective on January 19, 1996
--------------------------------------------------------------------------------
10.1          License Agreement Between Tensiodyne Corporation and the
              Trustees of the University of Pennsylvania is incorporated by reference from the Company's S-1 Registration Statement that became effective on January 19, 1996
--------------------------------------------------------------------------------
10.2          Sponsored Research Agreement between Tensiodyne Corporation and the Trustees of the University of Pennsylvania is
              incorporated by reference from the Company's S-1
              Registration Statement that became effective on January 19,
              1996
--------------------------------------------------------------------------------
10.3          Amendment 1 to License Agreement Between Tensiodyne
              Scientific Corporation and the Trustees of the University
              of Pennsylvania - Previously Filed with Form 10K Amendment 1
--------------------------------------------------------------------------------
10.4          Repayment Agreement Between Tensiodyne Scientific
              Corporation and the Trustees of the University of
              Pennsylvania - Previously Filed with Form 10K Amendment 1
--------------------------------------------------------------------------------
10.5          Teaming Agreement Between Tensiodyne Scientific Corporation
              and Southwest Research Institute - Previously Filed with
              Form 10K Amendment 1
--------------------------------------------------------------------------------
10.6          Letter Agreement between Tensiodyne Scientific Corporation,
              Robert M. Bernstein, and Stephen Forrest Beck and
              Handwritten modification. - Previously Filed with Form 10K
              Amendment 1
--------------------------------------------------------------------------------
10.7          Agreement Between Tensiodyne Corporation and Tensiodyne
              1985-1 R&D Partnership is incorporated by reference from
              Exhibit 10.3 of Material Technology, Inc.'s S-1
              Registration Statement, File No. 33-83526 which became
              effective on January 19, 1996.
--------------------------------------------------------------------------------
10.8          Amendment to Agreement Between Material Technology, Inc.
              and Tensiodyne 1985-1 R&D Partnership is incorporated by
              reference
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              from Exhibit 10.6 of Material Technology, Inc.'s
              S-1 Registration Statement, File No. 33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.9          Agreement Between Advanced Technology Center of
              Southeastern Pennsylvania and Material Technology, Inc.
              is incorporated by reference from Exhibit 10.4 of Material Technology, Inc.'s S-1 Registration Statement, File No.
              33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.10 Addendum to Agreement Between Advanced Technology Center of Southeastern Pennsylvania and Material Technology, Inc. is incorporated by reference from Exhibit 10.5 of Material Technology, Inc.'s S-1 Registration Statement, File No.
              33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.11         Shareholder Agreement Between Tensiodyne Corporation,
              Variety Investments, Ltd. and Countryman Investments, Ltd.
              is incorporated by reference from Exhibit 10.7 of Material Technology, Inc.'s S-1 Registration Statement, File No.
              33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.12         Agreement and Plan of Reorganization By and Between
              Tensiodyne Corporation, Pegasus Technologies, Inc. and
              Lloyd and E. Anne Eisenhower and Doug Froom is incorporated by reference from Exhibit 2.1 of Material Technology, Inc.'s
              S-1 Registration Statement, File No. 33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.13         Settlement Agreement and Modification to Agreement and Plan
              of Reorganization is incorporated by reference from Exhibit
              2.3 of Material Technology, Inc.'s S-1 Registration Statement, File No. 33-83526 which became effective on January 19, 1996.
--------------------------------------------------------------------------------
10.14         Equipment Loan Agreement between Tensiodyne and the
              University of Pennsylvania is incorporated by reference from
              Exhibit 10.8 of Material Technology, Inc.'s S-1 Registration Statement, File No. 33-83526 which became effective on
              January 19, 1996.
--------------------------------------------------------------------------------



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

Date:    July 7, 1997

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

Date:    July 7, 1997

By:      Joel Freedman
         -------------
         Joel Freedman, Secretary and Director

Date:    July 7, 1997

By:      John Goodman
         ------------
         John Goodman, Director

Date:    July 7, 1997

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