Form 10-Q
period 1997-06-30
MATERIAL TECHNOLOGY INC
filed 1997-08-14
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: June 30, 1997            Commission file number: 3383526

                            MATERIAL TECHNOLOGY, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                 95-4453386
(State or other jurisdiction of incorporation          (IRS Employer
          or organization)                           identification No.)


                           11661 San Vicente Boulevard
                                   Suite  707
                          Los Angeles, California 90049
                    (address of principal executive offices)
                                   (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     The aggregate market value of the voting stock held by Non-affiliates of the registrant at August 1, 1997 was $1,925,600.

     Documents incorporated by reference-None.

                                  INDEX

                                                                  PAGE
                                                                  ----
Part 1. Financial Statements

     Balance Sheets                                              3 - 4

     Statements of  Operations  -
        Second Quarter Ended June 30, 1996 and 1997 and from
        the Company's inception (October 21, 1983) through
               June 30, 1997                                       5

     Statements of Cash Flows
        Second Quarter Ended June 30, 1996 and 1997 and from
        the Company's inception (October 21, 1983) through
               June 30, 1997                                     6 - 7

     Notes to Financial Statements                                 8

     Management's Discussion and Analysis                        9 - 10

Part 2.  Other Information                                        11

PART 1. FINANCIAL STATEMENTS


                            MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                    ASSETS

                                               December 31,    June 30,
                                                  1996          1997
                                               -----------   -----------
                                                             (Unaudited)
CURRENT ASSETS
  Cash and Cash Equivalents                     $     --      $  3,076
  Accounts Receivable                                 --        45,174
  Prepaid Expenses                                 6,472         5,223
                                                --------      --------
    TOTAL CURRENT ASSETS                           6,472        53,473
                                                --------      --------
FIXED ASSETS
  Property and Equipment, Net
   of Accumulated Depreciation                    98,016       102,948
                                                --------      --------

OTHER ASSETS
  Real Estate, Held for Sale                          --        47,000
  Intangible Assets, Net of
   Accumulated Amortization                       20,669        19,674
  Investment in Tensiodyne Corporation            55,200        13,800
  Note Receivable (Including
  Accrued Interest)                               25,753            --
  Refundable Deposit                               2,189         2,189
                                                --------      --------

    TOTAL OTHER ASSETS                           103,811        82,663
                                                --------      --------

    TOTAL ASSETS                                $208,299      $239,084
                                                --------      --------
                                                --------      --------

                           See accompanying notes

                            MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS'  (DEFICIT)

                                                     December 31,    June 30,
                                                        1996           1997
                                                     -----------   -----------
                                                                   (Unaudited)
CURRENT LIABILITIES
  Bank Overdraft                                    $    2,422    $       --
  Legal Fees Payable                                   128,191       125,600
  Accounts Payable                                      33,221        86,286
  Accrued Expenses - Other                                  --         1,250
  Accrued Officers Salary                              372,000        45,000
  Accrued Payroll Taxes                                 19,124        22,752
  Loan Payable - Officer                                56,846        99,293
  Loan Payable-Others                                   32,627        32,627
  Payable on Research and
   Development Sponsorship                             188,495       188,495
                                                    ----------    ----------
    TOTAL CURRENT LIABILITIES                          832,926       601,303

Loans Payable - Officer                                122,698            --
Loans Payable - Other                                   90,893        25,000
                                                    ----------    ----------
    TOTAL LIABILITIES                                1,046,517       626,303
                                                    ----------    ----------

REDEEMABLE PREFERRED STOCK
  Class B Preferred Stock, $.001 Par Value
   Authorized 510 Shares, Outstanding 15 Shares
   at December 31, 1995 and March 31, 1996;
   Redeemable at $10,000 Per Share
   After January 31, 2004                              150,000       150,000
                                                    ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Class A Common Stock, $.001 Par Value,
   Authorized 10,000,000 Shares, Outstanding
   2,580,546, at December 31, 1996, and
   5,000,000 Shares at June 30, 1997                     2,580         5,000
  Class B Common Stock, $.001 Par Value,
   Authorized 300,000 Shares, Outstanding
   60,000 Shares                                            60            60
  Class A Preferred, $.001 Par Value, Authorized
   10,000,000 Shares Outstanding 350,000 Shares            350           350
  Additional Paid in Capital                         1,799,181     2,459,354
  Less Notes Receivable - Common Stock                 (14,720)      (14,720)
  Deficit Accumulated During the Development
   Stage                                            (2,830,869)   (3,001,063)
  Unrealized Holding Gain on Investment Securities      55,200        13,800
                                                    ----------    ----------
    TOTAL STOCKHOLDERS' (DEFICIT)                     (988,218)     (537,219)

    TOTAL LIABILITIES AND STOCKHOLDERS'
     (DEFICIT)                                      $  208,299    $  239,084
                                                    ----------    ----------
                                                    ----------    ----------


                             See accompanying notes
                                       4

                            MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                              From Inception
                                                    For the Three Months Ended    For the Six Months Ended  (October 21, 1983)
                                                            June 30,                     June 30,                Through
                                                       1996          1997           1996           1997       June 30, 1997
                                                    (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                    ----------    -----------    -----------    -----------    -----------
 REVENUES
  Sale of Fatigue Fuses                              $    --      $      --       $     --       $     --      $   64,505
  Sale of Royalty Interests                               --             --             --             --         198,750
  Research and Development Revenue                        --        100,166             --        104,722         817,302
  Test Services                                           --             --             --             --          10,870
                                                     -------      ---------       --------       --------      ----------
    TOTAL REVENUES                                        --        100,166             --        104,722       1,091,427
                                                     -------      ---------       --------       --------      ----------

COSTS AND EXPENSES
  Research and Development                                --         26,829             --         31,385       1,539,682
  General and Administrative                          42,885        194,194        193,426        277,288       2,427,796
                                                     -------      ---------       --------       --------      ----------
    TOTAL COSTS AND EXPENSES                          42,885        221,023        193,426        308,673       3,967,478
                                                     -------      ---------       --------       --------      ----------
    INCOME (LOSS) FROM OPERATIONS                    (42,885)      (221,023)      (193,426)      (203,951)     (2,876,051)
                                                     -------      ---------       --------       --------      ----------

OTHER INCOME (EXPENSE)
  Rental Income                                           --          2,708             --          3,843           3,843
  Expense Reimbursed                                      --             --             --             --          (6,527)
  Interest Income                                        517             --          1,024             --          39,487
  Gain on Sale of Securities                              --         13,901          9,656         13,901          31,651
  Gain on Foreclosure                                     --         16,014             --         16,014          16,014
  Miscellaneous Income                                    --             --             --             --          25,145
  Loss on Sale of Equipment                               --             --             --             --         (12,780)
  Settlement of Teaming Agreement                         --             --             --             --          50,000
  Litigation Settlement                                   --             --             --             --          18,095
                                                     -------      ---------       --------       --------      ----------
    TOTAL OTHER INCOME                                   517         32,623         10,680         33,758         164,928
                                                     -------      ---------       --------       --------      ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND PROVISION FOR INCOME TAXES               (42,368)       (88,234)      (182,746)      (170,193)     (2,711,123)
PROVISION FOR INCOME TAXES                                --             --             --             --          (7,000)
                                                     -------      ---------       --------       --------      ----------
    NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEMS                            (42,368)       (88,234)      (182,746)      (170,193)     (2,718,123)
 EXTRAORDINARY ITEMS
  Forgiveness of Debt                                     --             --             --             --        (289,940)
  Utilization of Operating  Loss Carry forward            --             --             --             --           7,000
                                                     -------      ---------       --------       --------      ----------
    NET INCOME (LOSS)                               $(42,368)     $ (88,234)     $(182,746)     $(170,193)    $(3,001,063)
                                                     -------      ---------       --------       --------      ----------
                                                     -------      ---------       --------       --------      ----------
PER SHARE DATA
  Income (Loss) Before Extraordinary Item                         $   (0.02)
  Extraordinary Items                                                    --
                                                                  ---------
    NET INCOME (LOSS)                                             $   (0.02)
                                                                  ---------
                                                                  ---------
  COMMON SHARES OUTSTANDING                                       5,000,000
                                                                  ---------
                                                                  ---------



                             See accompanying notes
                                        5

                            MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                              From Inception
                                                    For the Three Months Ended    For the Six Months Ended  (October 21, 1983)
                                                            June 30,                     June 30,                Through
                                                       1996          1997           1996           1997       June 30, 1997
                                                    (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                    ----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)                                 $(42,368)     $ (88,234)     $(182,746)     $(170,193)     $(3,001,063)
                                                     -------      ---------      ---------      ---------      -----------
  Adjustments to Reconcile Net Income
    (Loss) to Net Cash Provided
    (Used) by Operating Activities
  Depreciation and Amortization                        1,388          1,195          2,776          2,390          162,106
  Gain on Sale of Securities                              --        (13,901)        (9,656)       (13,901)         (13,901)
  Gain on Foreclosure                                     --        (21,249)            --        (21,249)         (21,249)
  Charge off of Deferred Offering Costs                   --             --             --             --           31,480
  Loss on Sale of Equipment                               --             --             --             --           12,780
  Issuance of Common  Stock for Services                  --             --             --           2,000         297,965
  Issuance of Stock for Agreement Modification            --             --             --              --             152
  Forgiveness of Indebtedness                             --             --             --              --         165,000
  (Increase) in Accounts Receivable                       --        (40,619)            --         (45,174)        (45,174)
  (Increase) Decrease in Prepaid Expense             (10,000)           625        (10,000)          1,250            (222)
  Increase (Decrease) in Accounts
    Payable and Accrued Expenses                        (214)        46,711         99,786         100,353         652,888
  Interest Accrued on Note Payable                     3,919         14,698          7,836          14,698          43,249
  Increase in Research and Development
     Sponsorship Payable                                  --             --             --             --          188,495
  (Increase) in Note for Litigation Settlement          (516)            --         (1,023)            --          (25,753)
  (Increase) in Deposits                                  --             --             --             --           (2,189)
                                                     -------      ---------      ---------      ---------      -----------
    TOTAL ADJUSTMENTS                                 (5,423)       (12,540)        89,719         40,367        1,445,627
                                                     -------      ---------      ---------      ---------      -----------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                              (47,791)      (100,774)       (93,027)      (129,826)      (1,555,436)
                                                     -------      ---------      ---------      ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds From Sale of Equipment                         --             --             --             --           10,250
  Proceeds from Sale of Tensiodyne Corporation
      Common Stock                                        --             --          9,656             --               --
  Purchase of Property and Equipment                      --         (6,328)            --         (6,328)        (232,437)
  (Increase) in Other Assets                              --             --             --             --          (69,069)
  Payment for License Agreement                           --             --             --             --           (6,250)
                                                     -------      ---------      ---------      ---------      -----------
  NET CASH PROVIDED (USED) BY
   INVESTING ACTIVITIES                                   --         (6,328)         9,656         (6,328)        (297,506)
                                                     -------      ---------      ---------      ---------      -----------

                             See accompanying notes
                                       6

                            MATERIAL TECHNOLOGY, INC.
                  (Formerly Tensiodyne Scientific Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              From Inception
                                                    For the Three Months Ended    For the Six Months Ended  (October 21, 1983)
                                                            June 30,                     June 30,                Through
                                                       1996          1997           1996           1997       June 30, 1997
                                                    (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                    ----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Common Stock
    Net of Offering Costs                           $112,500       $ 35,645       $137,500       $113,902       $846,221
  Costs incurred in Offering                              --            --              --             --        (31,480)
  Sale of Common Stock Warrants                           --            --              --             --         18,250
  Payment on Proposed Reoganization                       --            --              --             --         (5,000)
  Sale of Preferred Stock                                 --            --              --             --        258,500
  Sale of Redeemable Preferred Stock                      --            --              --             --        150,000
  Capital Contributions                                   --            --              --             --        301,068
  Loans  From  Officers                                8,074        71,750          34,324         71,750        428,057
  Repayments to Officer                              (30,600)           --         (30,600)       (44,000)      (274,262)
 ( Increase) Decrease in Loans - Other                (1,786)           --          (1,786)            --        164,664
                                                    --------      --------       ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                 88,188       107,395         139,438        141,652      1,856,018
                                                    --------      --------       ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                            40,397           293          56,067          5,498          3,076
BEGINNING BALANCE CASH AND
      CASH EQUIVALENTS                                16,896         2,783           1,2           (2,422)            --
                                                    --------      --------       ---------      ---------      ---------
ENDING BALANCE CASH AND CASH
    EQUIVALENTS                                     $ 57,293       $ 3,076        $ 57,293       $  3,076       $  3,076
                                                    --------      --------       ---------      ---------      ---------
                                                    --------      --------       ---------      ---------      ---------

                             See accompanying notes

                            MATERIAL TECHNOLOGY, INC.
                  (FORMERLY  TENSIODYNE SCIENTIFIC CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and 1997 and the results of operations and cash flows for the three month periods then ended. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

NOTE 2 SUBSEQUENT EVENTS

          In accordance with a 14C Information Statement mailed to shareholders, on July 31, 1997, Robert M. Bernstein, as the holder of a majority of the outstanding voting stock of the Corporation, by written consent, and the Corporation's directors authorized, and the Corporation did:
          (1) transfer all of its assets and liabilities to Material Technologies, Inc., in exchange for 5,560,000 shares of that corporation's Class A common stock and 5,000,000 of those shares will be distributed to the Corporation's existing shareholders; (2) effect a reverse one for ten (1 for 10) stock split reducing the Corporation's outstanding shares from 5,000,000 to 500,000 shares of Class A Common Stock; (3) entered into the reverse merger with SecurFone America, Inc., in accordance with the February 17, 1997 Stock Purchase Agreement and issued 4,500,000 shares of Class A Common Stock in exchange for all of the stock of SecurFone America, Inc., and
          (4) changed the Corporation's name to SecurFone America, Inc., by amending the Corporation's Certificate of Incorporation. In addition, all the directors resigned and new directors were appointed.

                            MATERIAL TECHNOLOGY, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997

     The Company had no sales during the six month period ended June 30, 1996. The Company generated approximately $104,722 under its research and development contract with Southwest Research Institute, Inc. during the first two quarters of 1997. Revenue for the first two quarters of 1996 consisted of interest of $1,024, which accrued on a note due the Company, and $9,656 on the sale of common stock of Tensiodyne Corporation, which the Company received on settlement of past claims which it had against Tensiodyne.

     During the six month period ended June 30, 1997, the Company incurred approximately $31,385 in development costs all of which related to the above indicated contract. The Company did not incur any expenses relating to product development during 1996.

     Under the terms of the arrangement with Southwest Research Institute, Inc., the Company invoices the expenses it incurrs thereunder, which include direct labor and other direct costs, and related general and administrative overhead expenses. It is not intended that the the Company will make any significant profit from this arrangement.

     General and administration costs were $193,426 and $277,288 respectively, for the six-month periods ended June 30, 1996 and 1997. The major costs incurred during 1996, consisted of officer's salary of $105,000, professional fees of approximately $34,448, telephone expense of approximately $10,709, office expense of $8,195, rent of $10,871, interest expense of $7,836, and filing fees of $3,050. The major costs incurred during 1997 consisted of officer's salary of approximately $75,000, legal and professional fees of approximately $74,477, consulting fees of approximately $55,316, travel expense of approximately $10,848, telephone expense of approximately $8,368, rent of $9,615, and interest expense of $15,947.


     FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1997

     The Company had no sales during the three month period ended June 30, 1996. The only revenue generated during the second two quarters of 1996 was interest in the amount of $516. The interest income consisted of interest which accrued on a note due the Company.

     During the three month period ending June 30, 1997, the Company generated approximately $100,166 from its research contract. As indicated above, this contract will not generate any substantial profit. Other income earned during these three months consisted of a gain of approximately $16,014 on the foreclosure of real property secured by a note the Company held, $16,013 on the sale of securities, and rental income of $2,708.

     During the three month period ended June 30, 1997, the Company incurred approximately $26,829 in development costs all of which related to the above indicated contract. The Company did not incur any expenses relating to product development during 1996.

     General and administration costs were $42,885 and $194,194, respectively, for the three-month periods ended June 30, 1996 and 1997. The major costs incurred during 1996, consisted of professional fees of approximately $14,265, telephone expense of approximately $5,896, travel of $7,214, rent of $7,008, interest expense of $3,918, and filing fees of $3,050. consisted of officer's salary of approximately $30,000, legal and professional fees of approximately $54,832, consulting fees of approximately $53,317, travel expense of approximately $10,246, telephone expense of approximately $5,568, rent of $4,917, and interest expense of $15,322.


     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents as of June 30, 1996 and 1997 were $57,293, and $3,076, respectively. During 1996, the Company received $137,500 through the issuance of 50,000 shares of its common stock pursuant to the Company's Stock Option Plan, $34,324 from Officer advances, and $9,656 from the sale of Tensiodyne Corporation common stock. Of the $181,480 received in 1996, $83,027 was used in operations, $10,000 was used in patent legal costs, and $30,600 was repaid on officer advances. During 1997, the Company received $113,902 through the sale of 100,000 of its common stock pursuant to the Company's Stock Option Plan, $64,103 through its product development contract, and $71,750 from Officer advances. Of the $249,755 received in 1997, $193,929 was used in operations, $6,328 was used in purchasing computer equipment, and $44,000 was repaid on officer advances.

PART II. OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES

     During the six month period ended June 30, 1997, the Company received $113,902 through the issuance of 100,000 shares of its common stock pursuant to the Company's Stock Option Plan. The Company also issued 800,000 shares of its common stock through the conversion of $188,593 of indebtedness, 1,499,454 shares of its common stock to its President for the cancellation of $372,000 of accrued wages, 20,000 shares of its common stock to a third party for consulting services, and issued 560,000 shares in the March 9, 1997 recapitilization.

     ITEM 5. OTHER INFORMATION

     In accordance with a 14C Information Statement mailed to shareholders, on July 31, 1997, Robert M. Bernstein, as the holder of a majority of the outstanding voting stock of the Corporation, by written consent, and the Corporation's directors authorized, and the Corporation did: (1) transfer all of its assets and liabilities to Material Technologies, Inc., in exchange for 5,560,000 shares of that corporation's Class A common stock and 5,000,000 of those shares will be distributed to the Corporation's existing shareholders; (2) effect a reverse one for ten (1 for 10) stock split reducing the Corporation's outstanding shares from 5,000,000 to 500,000 shares of Class A Common Stock; (3) entered into the reverse merger with SecurFone America, Inc., in accordance with the February 17, 1997 Stock Purchase Agreement and issued 4,500,000 shares of Class A Common Stock to Montpilier Holdings, Inc., in exchange for all of the stock of SecurFone America, Inc., and (4) changed the Corporation's name to SecurFone America, Inc., by amending the Corporation's Certificate of Incorporation. Thus, Montpilier Holdings, Inc. became the owner of 90% of the Corporation's outstanding Class A Common Stock and Robert M. Bernstein relinquished his control of the Corporation.

     SecurFone America, Inc., ("SecurFone") is principally engaged in the sale and licensing of prepaid cellular phone services. It has been in the development state since its formation on May 20, 1996. SecurFone provides these services in some markets and, in other markets, licenses its resources to unrelated third parties. Generally, these services include providing understanding of the market and assistance in promotion and advertising.

     SecurFone's services include prepaid cellular calling cards, subscriber recharges on prepaid calling cards via an automated intelligent voice response unit, unrestricted international calling capabilities, multi-lingual capabilities, a uniform, flat rate for long distance service from anywhere in the United States, capability to provide services from any cellular phone, regardless of model, and voice mail service from both cellular and landline sources.

     In addition, SecurFone is pursuing regional and national distribution of landline prepaid calling cards. It has also developed software to eliminate cellular fraud and is assessing the feasibility of licensing this technology to other cellular providers and carriers. SecurFone's principal offices are in San Diego, California and its primary network facilities are in Miami, Fl.

     On July 31, 1997, all the Corporation's directors resigned and the following new directors were appointed in accordance with the Stock Purchase Agreement with Montpilier Holdings, Inc.:

     WILLIAM STUEBER, age 37, became President of SecurFone America, Inc. in June 1996. Since 1982, he has been the owner and president of Direct Mobile, Inc. (formerly known as Vortex Cellular, Inc.), a distributor of cellular telephones, pages, and other communications equipment.

     NICHOLAS WILSON, age 51, became Chief Executive Officer of SecurFone America, Inc. in June 1996. From September 1994 until October 1996, Mr. Wilson was Chairman of the Board of Intek Diversified Corporation, a publicly-traded company engaged in the development of 220 MHZ special mobile radio systems. Mr. Wilson is President of Roamer One Holdings, Inc. a privately-held holding company which owns a major position in Intek Diversified Corporation. Since 1989, Mr. Wilson has served as President and Chief Executive Officer of Roamer Communications Network which was responsible for providing engineering services to a large number of 220 MHz licensees. In addition to serving as Director to several private companies, Mr. Wilson serves as a Director of Ventel, Inc. a Canadian corporation listed on both the Vancouver and Montreal Stock Exchanges.

     MICHAEL LEE, age 38, became Chief Financial Officer of SecurFone America, Inc. in June 1996. He is a certified public accountant and member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Lee has been a tax partner since October 1993 at Bober, Markey & Company, a large regional public accounting firm. Previously he worked as a tax manager for ten years at Grant Thorton International LLP, one of the world's largest public accounting firms. Mr. Lee presently serves as Treasurer and Director of Roamer One Holdings, Inc. and has served as a Director for numerous private companies.

     DEREK DAVIS, age 29, became Chief Operating Officer of SecurFone America, Inc. in June 1996. From March 1993 until June 1996, Mr. Davis was Director of Operations of Central Communications Corporation, a company engaged in the construction and operation of 220 MHz special mobile radio systems. From December 1990 until September 1991, Mr. Davis was a financial analyst for Rovic Diamonds, a diamond mining company. Mr. Davis has a Masters of Business Administration from the University of San Diego.

     STEVEN L. WASSERMAN, age 43, became Secretary and a Director of SecurFone America, Inc. in June 1996. Mr. Wasserman is an attorney and a partner of the law firm of Kohrman Jackson & Krantz, PLL, Cleveland, Ohio. He is Secretary and a Director of Intek Diversified Corporation, a publicly traded wireless communications concern. Mr. Wasserman is also a member of Intek's Audit

     Committee. He was a principal of the law corporation of Honohan, Harwood, Chernett & Wasserman, LPA, Cleveland, Ohio, from September 1983 until September 1, 1994. Mr. Wasserman is a member of the bars of Ohio and Florida.

     ITEM 6.  EXHIBITS

     Financial Statements of the business acquired and pro forma financial statement will be filed as exhibits within sixty days of the Corporation's July 31, 1997, acquisition of SecurFone America, Inc.

PURSUANT TO THE REQUIREMENTS OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            MATERIAL TECHNOLOGY, INC.
                            -------------------------
                                   REGISTRANT



                    /s/ Robert M. Berstein
                    ----------------------------------------
                    ROBERT M. BERNSTEIN, PRESIDENT AND CHIEF
                    FINANCIAL OFFICER



                    DATE: JULY 31,1997