Form 10-Q
period 1997-09-30
SECURFONE AMERICA INC
filed 1997-11-14
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from      to
                              ------   ------

                        Commission file number 33-83526
                                               --------

                             SECURFONE AMERICA, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                               954453386
-------------------------------                                ----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                          5850 Oberlin Drive, Suite 220
                           San Diego, California 92121
              ----------------------------------------------------
                    (Address of principal executive offices)

                                  619-677-5580
              ----------------------------------------------------
                           (Issuer's telephone number)

                            Material Technology, Inc.
                      1161 San Vicente Boulevard, Suite 707
                          Los Angeles, California 90049
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: COMMON STOCK, $0.001 PAR
VALUE: 5,000,000 (as of November 14, 1997)

                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996

                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                                TABLE OF CONTENTS
                           September 30, 1997 and 1996




PART I--FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                         3

     Consolidated Statements of Operations                               4

     Consolidated Statements of Cash Flows                               5

     Notes to Consolidated Financial Statements                          6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                              14

PART II--OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                 11

                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                                                                      September 30, 1997   December 31, 1996
                                                                                         (unaudited)          (unaudited)
                                                                                      ------------------   -----------------
                                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                               $     4,099         $    54,619
    Accounts receivable                                                                           9,903                  --
    Royalties receivable                                                                        300,000             250,000
    Inventory                                                                                    20,641                  --
    Prepaid expenses                                                                                615                  --
                                                                                     ------------------    -----------------

      TOTAL CURRENT ASSETS                                                                      335,258             304,619
                                                                                     ------------------    -----------------

PROPERTY, PLANT, AND EQUIPMENT,
    NET OF ACCUMULATED DEPRECIATION                                                             257,099             147,936
                                                                                     ------------------    -----------------

OTHER ASSETS
    Investments                                                                                       1                  --
    Note receivable, including accrued interest                                                  87,453             205,833
    Intangible assets, net of accumulated amortization                                          283,119             185,319
    Deposits                                                                                      1,225              50,000
                                                                                     ------------------    -----------------

      TOTAL OTHER ASSETS                                                                        371,798             441,152
                                                                                     ------------------    -----------------

      TOTAL ASSETS                                                                          $   964,155         $   893,707
                                                                                     ==================    =================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of capital lease obligations                                            $    47,449         $        --
    Accounts payable                                                                            167,007              53,369
    Accrued payroll and payroll taxes                                                             3,674                  --
    Other accrued liabilities                                                                    32,000                  --
                                                                                     ------------------    -----------------

      TOTAL CURRENT LIABILITIES                                                                 250,130              53,369
                                                                                     ------------------    -----------------

LONG-TERM LIABILITIES
    Note payable                                                                                 50,000                  --
    Capital lease obligations                                                                    92,260                  --
                                                                                     ------------------    -----------------

      TOTAL LONG-TERM LIABILITIES                                                               142,260                  --
                                                                                     ------------------    -----------------

DEFERRED ROYALTY REVENUE                                                                        300,000             250,000
                                                                                     ------------------    -----------------

STOCKHOLDERS' EQUITY
    Common Stock-Securfone America, Inc.                                                         41,200                  30
    Common Stock-Securfone, Inc.                                                                  5,000                  --
    Additional paid in capital                                                                1,054,600             975,770
    Less:  notes and subscriptions receivable                                                    (5,000)                 --
    Deficit accumulated during the
      development stage                                                                        (824,035)           (385,462)
                                                                                     ------------------    -----------------

      TOTAL STOCKHOLDERS' EQUITY                                                                271,765             590,338
                                                                                     ------------------    -----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   964,155         $   893,707
                                                                                     ==================    =================


                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           September 30, 1997 and 1996

                                     For the Three Months Ended    For the Nine Months Ended       From Inception
                                            September 30,                September 30,                 Through
                                         1997           1996           1997          1996         September 30, 1997
                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)        (unaudited)
                                     -----------    -----------    -----------    -----------     ------------------
SALES                                $    33,698                   $    39,382    $        --     $         40,047

COST OF GOODS SOLD
    Cellular airtime                      24,296             --         27,067             --               27,532
    Cellular calling cards                 1,832             --         24,295             --               24,295
                                     -----------    -----------    -----------    -----------     ------------------

      TOTAL COST OF GOODS SOLD            26,128             --         51,362             --               51,827
                                     -----------    -----------    -----------    -----------     ------------------

GROSS PROFIT (LOSS)                        7,570             --        (11,980)            --              (11,780)

SELLING, GENERAL, AND
    ADMINISTRATIVE                       652,899             --      1,284,805             --            1,676,297
                                     -----------    -----------    -----------    -----------     ------------------

INCOME (LOSS) FROM OPERATIONS           (645,329)            --     (1,296,785)            --           (1,688,077)
                                     -----------    -----------    -----------    -----------     ------------------

OTHER (INCOME) EXPENSE
    Interest income                       (7,218)            --         (7,218)            --              (13,051)
    Royalty revenue                     (550,000)            --       (950,000)            --             (950,000)
    Interest expense-
      capital leases                       3,204             --          7,758             --                7,758
    Interest expense-
      letters of credit                   19,771             --         42,271             --               42,271
    Loss on Securfone New York                --             --         48,980             --               48,980
                                     -----------    -----------    -----------    -----------     ------------------

      TOTAL OTHER (INCOME) EXPENSE      (534,243)            --       (858,209)            --             (864,042)
                                     -----------    -----------    -----------    -----------     ------------------

      NET INCOME (LOSS)              $  (111,086)   $        --    $  (438,576)   $        --     $       (824,035)
                                     ===========    ===========    ===========    ===========     ==================

    NET INCOME (LOSS) PER SHARE      $     (0.02)                  $     (0.09)
                                     ===========                   ===========

    COMMON SHARES OUTSTANDING          5,000,000                     5,000,000
                                     ===========                   ===========

                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           September 30, 1997 and 1996

                                                            For the Three Months Ended   For the Nine Months Ended  From Inception
                                                                     September 30,               September 30,         Through
                                                                1997         1996           1997         1996     September 30, 1997
                                                            (unaudited)  (unaudited)    (unaudited)  (unaudited)     (unaudited)
                                                            -----------  -----------    -----------  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                             $  (111,086) $        --    $  (438,576) $        --    $  (824,035)
                                                            -----------  -----------    -----------  -----------    -----------

   Adjustments to reconcile net loss to net cash used
     cash used by operating activities:
     Depreciation and amortization                               26,411           --         64,940           --         65,000
     Increase in accounts receivable                             (9,903)          --         (9,903)          --         (9,903)
     Decrease (increase) in notes receivable
          and accrued interest                                   68,380      287,700        118,380     (670,000)       (87,453)
     Decrease (increase) in royalties receivable                 50,000     (250,000)       (50,000)    (250,000)      (300,000)
     Increase in inventory                                      (20,641)          --        (20,641)          --        (20,641)
     Increase in prepaid expenses                                    --           --           (615)          --           (615)
     Increase in intangibles and other assets                   (39,049)    (201,554)       (76,822)    (201,554)      (312,143)
     (Decrease) increase in accounts payable and
       accrued expenses                                          (3,124)      24,200        149,313       24,200        202,681
     (Decrease) increase in deferred royalty revenue            (50,000)     250,000         50,000      250,000        300,000
                                                            -----------  -----------    -----------  -----------    -----------
       Total adjustments                                         22,074      110,346        224,652     (847,354)      (163,074)
                                                            -----------  -----------    -----------  -----------    -----------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (89,012)     110,346       (213,924)    (847,354)      (987,109)
                                                            -----------  -----------    -----------  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                         (11,660)          --       (146,305)          --       (294,301)
                                                            -----------  -----------    -----------  -----------    -----------

         NET CASH USED BY INVESTING ACTIVITIES                  (11,660)          --       (146,305)          --       (294,301)
                                                            -----------  -----------    -----------  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from capital lease                                     --           --        159,649           --        159,649
     Repayments under capital lease                              (8,658)          --        (19,940)          --        (19,940)
     Proceeds from sale of common stock                              --           --        120,000           --        120,000
     Proceeds from note payable                                  50,000                      50,000                      50,000
     Contribution of capital                                         --           --             --      975,800        975,800
                                                            -----------  -----------    -----------  -----------    -----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES               41,342           --        309,709      975,800      1,285,509
                                                            -----------  -----------    -----------  -----------    -----------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                  (59,330)     110,346        (50,520)     128,446          4,099

     BEGINNING BALANCE-CASH AND CASH EQUIVALENTS                 63,429       18,100         54,619           --             --
                                                            -----------  -----------    -----------  -----------    -----------

     ENDING BALANCE-CASH AND CASH EQUIVALENTS               $     4,099  $   128,446    $     4,099  $   128,446    $     4,099
                                                            ===========  ===========    ===========  ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest during the period                  $    22,975  $        --    $    50,030  $        --    $    50,030

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Sale of common stock for note                             $     5,000  $        --    $     5,000  $        --    $     5,000

                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997 and 1996



NOTE 1 - In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and 1997 and the results of operations and cash flows for the nine month periods then ended. The operating results of the Company for the period ended September 30, 1997 may not be indicative of operating results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by SecurFone America, Inc. are set forth below.

Basis of Presentation
---------------------
The accompanying consolidated financial statements include the accounts of SecurFone America, Inc. and its wholly owned subsidiary, SecurFone, Inc. (collectively referred to as the "Company"). Intercompany transactions and balances have been eliminated in the consolidated financial statements.

Nature of Operations
--------------------
SecurFone America, Inc. and its wholly subsidiary, SecurFone Inc., are principally engaged in the sale and licensing of prepaid cellular phone services. The Company has been in its development stage since its formation on May 20, 1996. The Company directly provides these services in some markets, and in other markets, licenses the Company's resources to unrelated parties. When a license is sold, the Company agrees to provide certain services to the licensor. Generally, these services include providing an understanding of the market and assistance in promotion and advertising.

The cellular services the Company offers which provide the Company a competitive advantage include prepaid cellular calling cards, subscriber recharges on prepaid calling cards via an automated intelligent voice response unit, unrestricted international calling capabilities, multi-lingual capabilities, a uniform, flat rate for long distance service from anywhere in the United States, capability to provides services from any cellular phone, regardless of model, and voice mail service from both cellular and landline sources.

In addition to cellular services, the Company is also aggressively pursuing regional and national distribution of landline prepaid calling cards.

The Company has also developed software which virtually eliminates cellular fraud, and is assessing the feasibility of licensing this technology to other cellular providers and carriers.

On August 1, 1997, the Company completed a reverse merger with Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation.

                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997 and 1996



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
-------------------------
For the purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts in one commercial bank. Accounts are guaranteed by the Federal Deposit Insurance Company (FDIC) up to $100,000.

Inventory
---------
Inventories are valued on the first in, first out (FIFO) method, at cost. Inventories at September 30, 1997 consist of prepaid calling cards.

Property and Equipment
----------------------
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is calculated using accelerated depreciation for both financial reporting and income tax purposes.

Financial Instruments
---------------------
As collateral for performance and advances on long-term contracts, the Company may obtain letters of credit up to $1,000,000 from a major bank. The letter of credit agreement is secured by assets of a major shareholder of the parent company and by the assets of an unrelated third party.

Revenue and Expense Recognition
-------------------------------
The Company recognizes revenue from sales of license agreements, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Expenses are recognized in the period in which they are incurred.

Intangible Assets
-----------------
Intangible assets are comprised of various costs incurred by the Company as part of start up phase of operations. The Company began amortizing these costs over a five year period as of January 1, 1997, using the straight-line method. As of September 30, 1997 and 1996, $27,798 and $0 in amortization expense of organizational costs has been charged to operations.

                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997 and 1996



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
----------------
In preparing the Company's financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
------------
No provision has been made at September 30, 1997 and 1996 for federal or state income taxes.


NOTE 3 - NOTES RECEIVABLE

The note receivable from Montpilier Holdings, Inc., is a two year note with interest accrued at 7%. The note is secured by publicly traded securities held by an affiliated corporation owned by a principal shareholder of Montpilier Holdings, Inc. Montpilier Holdings, Inc., is the principal shareholder in SecurFone America, Inc., the parent company of SecurFone, Inc.


NOTE 4 - ROYALTIES RECEIVABLE AND DEFERRED ROYALTY REVENUE

Royalties receivable and deferred royalty revenue at September 30, 1997 and 1996 represents the portion of total revenue from initial license sales attributable to services required to be provided by the Company that have not yet been performed. These revenues will be recognized on a pro-rata basis as these services are provided to the licensor.

                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997 and 1996



NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1997 and 1996 is comprised of the following:

                                                              1997             1996
                                                           ---------          -------
Office equipment                                           $  16,686           $  --
Computer software                                             88,802              --
Computer hardware                                            188,814              --
                                                           ---------           -----
                                                             294,302              --
Accumulated depreciation                                     (37,203)             --
                                                           ---------           -----
                                                           $ 257,099           $  --
                                                           =========           =====

At September 30, 1997 and 1996, depreciation expense of $37,142 and $0 was charged to operations, respectively.


NOTE 6 - CAPITAL LEASE

In March, 1997, the Company entered into a sale-leaseback arrangement which is being accounted for as a capital lease. Under the agreement, the Company sold certain equipment and leased it back for a period of 48 months, at which time the Company will repurchase the equipment from the lessor. Depreciation of assets capital leases is included in depreciation expense for September 30, 1997 and 1996.

Minimum future lease payments under non-cancelable capital leases for the next five years at September 30, 1997 are as follows:

              1997                                        $  21,454
              1998                                           47,449
              1999                                           47,449
              2000                                           29,165
              2001 and thereafter                                -
                                                          ----------
                Total minimum future
                lease payments                            $ 145,517
                                                          ==========

                             SECURFONE AMERICA, INC.
                      (Formerly Material Technology, Inc.)
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997 and 1996



NOTE 7 - LOSS CONTINGENCY

The Company is a defendant in a lawsuit filed by one of its suppliers. The suit asks for payment of charges in the amount of $32,000. The Company is currently trying to reach a settlement with the supplier. While the exact amount of the settlement cannot be predicted, the Company has assessed that the settlement will be between $20,000 and $32,000. Accordingly, a provision of $32,000 has been charged to operations as of September 30, 1997.


NOTE 8 - COMMON STOCK

On March 5, 1997, SecurFone, Inc. authorized an additional 4,700,000 share of common stock, bringing the total shares authorized for issuance to 5,000,000 shares. All shares of stock are the same class.

On March 6, 1997 the shareholders of SecurFone, Inc. approved a stock split of 1,333.33 to 1 shares, increasing the 3,000 shares issued, and outstanding to 4,000,000 shares with a par value of .01 per share. The amount of $39,770 was transferred from the paid-in-capital account to common stock account to record the split. All per share amounts have been restated to reflect this stock split.

On March 6, 1997, SecurFone, Inc. sold an additional 120,000 shares of stock at $1.00 per share, bringing the total number of shares issued and outstanding 4,120,000. All of these shares are owned by SecurFone America, Inc.

On August 1, 1997, SecurFone America, Inc. authorized and issued 5,000,000 shares of common stock with a par value of .001 per share.


NOTE 9 - LOSS ON SECURFONE NEW YORK

In August, 1996, the Company entered into a licensing agreement with Securfone New York, Inc. (SFNY). As part of the agreement, The Company forwarded monies to SFNY to cover various start up costs. Shortly, SFNY fell into default under the terms of the licensing agreement and ceased operations. The monies paid by the Company to SFNY were written off as a one-time charge to income of $48,980.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion sets forth certain factors which produced changes in the Company's results of operations during the nine months ended September 30, 1997 and as compared with the same period in 1996 as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the financial statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transaction have been eliminated in the results presented herein.

         Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

GENERAL

         SecurFone America, Inc. and its wholly subsidiary, SecurFone, Inc. are principally engaged in the sale and licensing of prepaid cellular phone services. The Company has been in its developmental stage since its formation on May 20, 1996. The Company directly provides these services in some markets, and in other markets, licenses the Company's resources to unrelated parties. When a license is sold, the Company agrees to provide certain services to the licensor. Generally, these services include providing an understanding of the market and assistance in promotion and advertising.

         In selling its prepaid airtime usage the Company has provided a unique method to reload prepaid cellular and other communications services. Subscribers are offered services that traditionally have been unavailable to certain demographic audiences. Product offerings will include cellular telephones, PCS (narrow and wide-band) telephones and a variety of accessories for wireless services. Primary to the Company's operational strategy is the methodology employed to recharge cellular debit accounts when depleted. The Company offers credit, debit and cash methods of payment to its subscribers. The Company's proprietary automated voice response system, which aligns and directs customers to their chosen method of payment, will provide a unique advantage over existing prepaid programs. Prepaid services include unrestricted international calling capabilities, a flat rate for long distance service from anywhere in the United States, which may be accessed from any cellular phone, regardless of model, and voice mail service from both cellular and landline sources. The Company's program is fully integrated and provides a growing base of multi-lingual support.

         In addition to cellular services, the Company is also aggressively pursuing regional and national distribution of landline prepaid calling cards. Currently the Company has over 500 points of distribution in various regional markets. The Company has also contracted with cellular providers to provide its network services to customers in several markets and has established over 3,000 points of distribution for services and products. Shipments of prepaid cellular calling cards, landline cards and related items will commence in the first quarter of 1998. The Company has debit platform and proprietary phone patents pending, and will also utilize proprietary billing and distribution software.

         The Company has also developed software which virtually eliminates cellular fraud, and is assessing the feasibility of licensing this technology to other cellular providers and carriers.

         The Company has devoted, and expects to continue to devote, substantial financial and management resources to the development of the SecurFone America network system utilizing the Company's proprietary technology.

         The Company expects to incur substantial operating losses and have a negative cash flow from operations for the foreseeable future, mainly resulting from operating, sales, marketing and general and administrative expenses related to the roll-out of the SecurFone America network.

RESOURCES

         Subscription loading commenced on a limited basis during the second quarter of 1997. Subscription revenues for the nine months ended September 30, 1997 were $39,382 including $33,698 for the three months then ended.

         During the nine months ended September 30, 1997 royalty income revenues from licensees allowing them to access the SecurFone Network were $950,000 including similar sales of $550,000 for the three months then ended.

         There were no revenues for the first three quarters of 1996, because during that period the Company was engaged exclusively in developing the SecurFone America network and has no services or products to offer to subscribers.

COST OF GOODS SOLD

         Cost of cellular airtime sold was $27,067 for the nine month period ended September 30, 1997, including $24,296 for the three month period then ended.

         Cost of cellular calling cards includes the costs to design, print and ship the cellular calling cards.

         The cost of cellular calling cards was $24,295 for the nine month period ending September 30, 1997, including $1,832 for the three month period then ended.

         Cost of cellular calling cards was abnormally high due to the write off of $12,000 of obsolete cards during the second quarter of 1997.

         There were no such costs during the first three quarter of 1996, because the Company was engaged exclusively in developing its network.

OTHER OPERATING EXPENSE

         Selling, general and administrative expenses are primarily salaries, travel, consultants, office rent, equipment rent and insurance to promote, develop and manage the SecurFone network.

         Selling, general and administrative expenses for the nine months ended September 30, 1997 were $1,284,805 and $652,899 for the fiscal quarter then ended.

         Selling, general and administrative expenses for the quarter ending September 30, 1996 were not expensed through the Statement of Operations but were capitalized on the Balance Sheet as organizational costs, because the Company was in its start-up period. During fiscal 1997, the Company began amortizing these costs over a sixty month period.

DEPRECIATION AND AMORTIZATION

         Depreciation of fixed assets and amortization of the intangibles related to organizational costs were $64,940 for the nine months ended September 30, 1997 and $26,411 for the fiscal quarter ended September 30, 1997.

         There was no depreciation or amortization for the period ending September 30, 1996 due to the start-up nature of its business at that time.

OPERATING LOSSES

         For the nine months ended September 30, 1997, the operating losses were $438,576 and $111,086 for the fiscal quarter then ended. These losses are a result of costs in excess of revenues incurred in developing the SecurFone America network during the start-up phase of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of December 31, 1996 and September 30, 1997 were $54,619 and $4,099 respectively.

         During 1996 the Company received $776,000 from issuance of its common stock, the entire amount was used to fund operations or purchase equipment.

         During the first quarter of 1997, the Company issued more of its common stock in exchange for $125,000 in cash and a note receivable for $75,000 of common stock.

         These funds were and will be used to fund operations.

         In the future, the Company will require capital to complete, expense and upgrade the SecurFone America network.

         To fund the Company's cash needs, the Company is considering a number of financing alternatives, including, if market conditions permit, a private placement of its securities or a credit facility with a third party lender.

         Management believes that either one of these financing alternatives or a combination of both, will provide adequate capital to meet the Company's near term cash needs. There can be no assurance, however, that such financings will be completed.



PART II.          OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On July 31, 1997 the Company (1) transferred all of its assets and liabilities to Material Technologies, Inc., in exchange for 5,560,000 shares of that corporation's Class A common stock and 5,000,000 of those shares were distributed to the Company's existing shareholders; (2) effected a reverse one for ten (1 for 10) stock split reducing the Company's outstanding shares from 5,000,000 to 500,000 shares of Class A Common Stock; (3) entered into the reverse merger with SecurFone America, Inc., in accordance with the February 17, 1997 Stock Purchase Agreement and issued 4,500,000 shares of Class A Common Stock to Montpilier Holdings, Inc., in exchange for all of the stock of SecurFone America, Inc.; and (4) changed the Company's name to SecurFone America, Inc., by amending the Company's Certificate of Incorporation. Thus, Montpilier Holdings, Inc. became the owner of 90% of the Company's outstanding Class A Common Stock.

Item 6.  Exhibits and Reports on Form 8-K.

     A. Exhibits

        27 Financial Data Schedule.

     B. Reports on Form 8-K.

        None

                                   SIGNATURES

         In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURFONE AMERICA, INC.



Date: November 13, 1997                         By: /s/ Michael R. Lee
                                                   ---------------------------
                                                    Michael R. Lee
                                                    Chief Financial Officer