Form 10-K
period 1997-12-31
SECURFONE AMERICA INC
filed 1998-04-24
CIK 929425

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
             SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997


                                          OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------    -------

                           Commission file number: 33-83526

                               SECURFONE AMERICA, INC.
--------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                             34-1833574
-----------------------------------     ----------------------------------------
         (State of Incorporation)         (I.R.S. Employer Identification No.)

5850 OBERLIN DRIVE, SUITE 220 SAN DIEGO, CALIFORNIA     92121
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including area code:  619-677-5580

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes X   No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Common Stock, $0.001 par value:  $6,142,168 (as of March 31, 1998)
--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value:  5,965,216 (as of March 31, 1998 )
--------------------------------------------------------------------------------

     Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                              SECURFONE AMERICA, INC.

                             ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED DECEMBER 31, 1997



                                 TABLE OF CONTENTS



ITEM                                                                       PAGE
----                                                                       ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . .1
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . .6
     Item 3.   Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . .6
     Item 4.   Submission of Matters to a Vote of Security Holders.. . . . .6

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .7
     Item 5.   Market for Registrant's Common Equity and
                    Related Stockholder Matters. . . . . . . . . . . . . . .7
     Item 6.   Selected Financial Data.. . . . . . . . . . . . . . . . . . .7
     Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . . 10
     Item 7A.  Quantitative and Qualitative Disclosures About
                    Market Risk. . . . . . . . . . . . . . . . . . . . . . 17
     Item 8.   Financial Statements and Supplementary Data.. . . . . . . . 17
     Item 9.   Changes In and Disagreements With Accountants
                    on Accounting and Financial Disclosure.. . . . . . . . 17

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
     Item 10.  Directors and Executive Officers of the Registrant. . . . . 18
     Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . 18
     Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management. . . . . . . . . . . . . . . . . 18
     Item 13.  Certain Relationships and Related Transactions. . . . . . . 18

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
     Item 14.  Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K. . . . . . . . . . . . . . . . 19

                                        PART I


ITEM 1.   BUSINESS.

OVERVIEW

  THE COMPANY

     SecurFone America, Inc. (the "Company") develops and markets prepaid wireless products and services in various markets throughout the United States.

     The U.S. wireless communications market acquired its 50 millionth subscriber in July of 1996. Of the applications for services submitted each year approximately 35% are declined for reasons of poor credit. This indicates that there are in excess of 17.5 million unfulfilled potential wireless service users. The Company has developed three main products to meet this need:

- BUY-THE-MINUTE-TM- ("BTM") -- a software modified cellular phone for which the Company provides underlying national airtime, activation, and administrative services for distribution to the end user.

- SFA LOCAL NETWORK SOLUTION ("SFN") -- the flagship product offered by the Company to end users for which the Company telephonically connects directly to the underlying wireless service provider to accomplish call routing and completion.

- CARRIER NETWORK SERVICES ("CNS") -- a wholesale prepaid wireless platform service that the Company sells directly to wireless carriers that do not want to create their own platform.

See "-- The Product" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Product Lines."

     The Company has been in the development stage since its inception in May 1996. Its total gross revenues from prepaid cellular operations during 1997 were $88,431. This amount represents initial beta testing of sales and distribution channels without significant marketing or promotional expenditures, other than industry trade shows for the purpose of distribution recruitment.
The Company will initiate its commercial product launch and broad-scale marketing and distribution efforts in 1998.

     The Company has substantially completed development of all major aspects of its prepaid wireless network infrastructure, with the exception of several administrative enhancements that require additional funding. However, ongoing development of technical aspects of the Company's business will be necessary to keep pace with industry standard technical requirements.

     On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly traded company. The Company's principle executive offices are located at 5850 Oberlin Drive, Suite 220, San Diego, California 92121, and its telephone number is (888) PRE-4PAY.

THE PRODUCT

     The Company has identified and designed products and services that comprise each of the vital components required to deliver a competitive prepaid wireless solution. Prepaid wireless products allow consumers to purchase wireless airtime, like cellular airtime minutes, in advance, eliminating the need for service providers to require security deposits, credit checks or term contracts. Recent advances in telephony hardware and software have made instantaneous processing of a "prepaid" call possible without inconveniencing the subscriber with call routing delays. According to industry analysts, the "prepaid" method of payment is expected to constitute a significant percentage of total U.S. wireless revenues in the short-term future.

     The critical components of the Company's wireless solution are:

-    A patent-pending telephony switch platform technology.
-    24 hour/7 days-a-week bilingual customer service.
-    Full-service marketing support programs.
-    A nationwide network of cellular resale agreements.

     The Company has filed for patent protection of its engineering design for call routing. This telephony software and routing system enables the Company to convert conventional wireless telephony call routing to prepaid call routing with no modification to either the subscriber's handset or the underlying service provider's main switching facility.

     The Company maintains a customer service and activation center in Miami, Florida to perform all activation and customer inquiry functions necessary to support the Company's products and services. Additionally, the Company has developed a complete, turnkey point of sale and retail display packaging to support distribution and retail efforts. This includes product displays, posters, brochures and packaging that are all designed to enhance the consumers understanding of the benefits of the Company's prepaid product. In order to effect prepaid wireless activations on a national basis, the Company has entered into cellular resale agreements with GTE Corporation, Ameritech Corporation, Bell Atlantic Mobile, BellSouth Mobile Data, Inc., AT&T Wireless Services and AirTouch Communications. See "-- Distribution."

     The Company offers prepaid services that utilize both prevalent prepaid technologies: handset and switch-based. The Company knows of no other Company that currently offers both technologies on a broad basis.

- SWITCH-BASED. Allows any cellular phone to be used on the prepaid network. Special call routing directs the signal to a debit platform which checks the amount of prepaid time available to the customer before the call is completed. The Company's SFN product utilizes this technology.

- HANDSET-BASED. All debit functions are performed by software that resides in a specially modified handset. No special network routing is required, permitting rapid initial roll-out to target markets prior to the implementation of a switch-based solution. The Company's BTM product is a handset-based solution.

THE TARGET MARKET

     The Company has targeted wireless market segments that it believes will maximize its primary goals of rapid deployment and market share acquisition. The credit denied, credit challenged and first time users who are resisting long-term contracts for service are considered the largest and most rapidly growing segment of the Company's target market. The Company has identified market segments through available demographic and market research analyses and uses this research to target retail locations, agents and distributors.

DISTRIBUTION

     The Company uses two principal methods of distribution:

- SFA NETWORK SERVICES -- a service bureau of prepaid wireless communications services which are sold directly to carriers and resellers that wish to offer their own prepaid wireless products.

- BUY-THE-MINUTE-TM- -- a consumer-ready cellular phone/airtime bundle which is sold directly to local, regional and national retail distribution channels.

     The Company has entered into distribution agreements with approximately 250 independent dealers. The Company has also entered into regional master distributor agreements with communications service providers in Cleveland, Miami, San Diego, and San Francisco, each of which have 50 to 100 independent distributors operating under them. In addition, the Company has executed a national master distribution agreement with Brightpoint, Inc. ("Brightpoint"), a leading distributor of wireless communications equipment and accessories.

     The Company has executed network service agreements with Call 4 Wireless, LLC in Minneapolis and LGI Telecom Corp. in New York City and Philadelphia for the purpose of providing ongoing network support services for their prepaid wireless offerings.

     The Company has also entered into an agreement with Telecom Category Management, Inc. ("TCM") of Atlanta to solicit regional and national retail distribution chains to carry the Company's products. The Company benefits by obtaining immediate access to many top level executives within the retail chains, enhancing entrance into this market. TCM also aids in the Company's product development, enhancement and marketing for network service customers. The Company has an exclusive contract for TCM services relating to TCM's development and implementation of prepaid wireless offerings.

MARKET ROLL-OUT

     The Company offers prepaid wireless service on a market by market basis.
To initiate service in an area the Company incurs engineering, dedicated telephone trunk line and additional switch port capacity. To moderate associated expenses and balance these costs more closely with revenue goals, the Company maintains a perpetual roll-out schedule for coordination of new market roll-outs in conjunction with software and hardware upgrades required to support the increased traffic. The table below details the Company's accomplished and planned market roll-out schedule for 1997 and 1998.

                                 1997       1ST HALF OF 1998    2ND HALF OF 1998
                                 ----       ----------------    ----------------
Miami                             X
San Francisco                     X
San Diego                         X
Detroit                           X
Chicago                           X
Cleveland                         X
Houston                                            X
Philadelphia                                       X
N. New Jersey/ New York                            X
Delaware                                           X
Baltimore/Washington, D.C.                         X
Pittsburgh                                         X
Tampa                                              X
Boston                                             X
Orlando                                            X
Jacksonville                                       X
Cincinnati                                                             X
Dallas                                                                 X
Denver                                                                 X
Indianapolis                                                           X
Las Vegas                                                              X
Lexington                                                              X
Los Angeles                                                            X
Louisville                                                             X
Minneapolis                                                            X
New Orleans                                                            X
Phoenix                                                                X

There can be no assurances that the Company will have sufficient finances to expand its markets in the planned time frame, or at all. In addition, the rapidly changing regulatory and competitive environment within which the Company operates will have a significant impact on dictating the Company's roll-out schedule.

COMPETITION

     The distribution of telecommunications services is highly fragmented and competitive. Many of the Company's competitors are larger than the Company and have financial and other resources substantially greater than those of the Company. Prepaid wireless competition for the Company's products and services comes primarily from incumbent wireless carriers on a regional basis, and large cellular resellers on a national basis. Although several firms offer switch-based or handset-based prepaid products, the Company it not aware of any other national provider that offers both technologies. Handset-based competitors include Topp Telecom, Inc. with their TracFone product and Phillips Electronics North America with their ISIS debit handset product. Switch-based competitors include wireless carriers, Boston Technology, Inc., BCGI and Brite Voice Systems, Inc.

LICENSES

     The Company has sold licenses, representing the right to certain exclusive distribution arrangements in the total amount of $1.6 million. The licenses are defined and based on Metropolitan Statistical Areas and currently involve the cities of Houston, Boston, Chicago, Philadelphia, Washington, D.C. and New York City. At this time, the Company does not anticipate the majority of 1998 revenues will be derived from the sale of licenses.

EMPLOYEES

     As of December 31, 1997, the Company employed 12 full-time and two part time staff in addition to contracted personnel. None of the Company's employees are covered under any collective bargaining agreement. The Company believes its relations with its employees to be strong.

GOVERNMENT REGULATION

     The telecommunications industry is undergoing significant changes. The Telecommunications Act of 1996 (the "Act") was signed into law on February 8, 1996. Congress and the Justice Department, through legislation and consent decrees, had previously overseen the deregulation of the long distance and equipment segments of the industry. The Act is intended to bring competition to local telephone service and provide the final step in the deregulation of the telecommunications industry in this country.

     The Company is regulated by various state Public Utility Commissions as well as the Federal Communications Commission. Although the Company is required to file and/or register with most states, most require a simple filing procedure with little or no actual qualifying tariff approval. The Company utilizes the services of an independent contractor to make and maintain all required filings. The Federal Communications Commission requires that the Company file and maintain a federally-mandated license in order for the Company to terminate domestic land line telephone calls overseas. The Company has filed and continues to maintain this license.

     Federal law requires the Company to collect a 3% federal telecommunications tax when service is sold by the Company to any party that is not a licensed reseller or provider of carrier telecommunications traffic. The Company collects this tax consistent with regulatory requirements. There is currently proposed legislation in Congress to repeal this tax.

SERVICE MARKS AND TRADEMARKS

     The Company has filed U.S. Service Mark Applications for "SecurFone" and "Buy-The-Minute." The statement of use for the SecurFone service mark was accepted by the Patent and Trademark

Office in February 1998. The statement of use for the Buy-The-Minute service mark was filed recently and is awaiting acceptance. The Company also relies on common law, including the law of unfair competition, to protect its service marks and services. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its service marks.


ITEM 2.   PROPERTIES.

     The Company is headquartered in San Diego, California in a 3,700 square foot facility. The Company leases its headquarters at a cost of $3,530 per month. The Company leases its customer service facilities in Miami, Florida for $700 per month.

     The Company leases switch facility space in order to co-locate its debit platform from IDS, Inc. in Miami, Florida and Global Tone, Inc. in Culpepper, Virginia. The costs associated with co-location are built into the per minute charges that the Company is charged for call termination by these two companies.


ITEM 3.   LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters has not had a material adverse effect on the Company's financial condition or results of operations. The Company is not presently involved in any legal matters.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of 1997.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq Over-the-Counter Market and has been quoted on the Nasdaq Electronic Bulletin Board under the symbol "SFAI." The following table lists the high and low closing price of the Company's Common Stock for each full quarter of 1996 and 1997, with the exception of the first quarter of 1996, when the Common Stock was not listed.

                                         1997                1996
                                  ----------------    ----------------
                                   HIGH      LOW       HIGH      LOW
                                  -------   ------    ------    ------
     First Quarter . . . . . .    $ 5.37    $ 4.25       Unavailable
     Second Quarter. . . . . .      5.00      4.50    $ 3.25    $ 3.12
     Third Quarter . . . . . .     25.00      4.62      3.30      2.50
     Fourth Quarter. . . . . .     15.00     10.00      4.50      2.50

     As of March 12, 1998 there were approximately 428 stockholders of record of the Common Stock of the Company.

     The Company has never paid cash dividends on its Common Stock. The Company intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future dividends will depend on the earnings, capital requirements and financial condition of the Company, and on other factors that the Company's Board of Directors may consider relevant.

     The Company did not sell any unregistered securities in the last quarter of 1997.


ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data presented below under the captions "Statement of Operations Data," "Other Data" and "Balance Sheet Data" are derived from the Company's annual audited Consolidated Financial Statements and other historical operating information. The following data should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes, "Management's Discussion and Analysis of Financial Condition and Result of Operations" and the other financial information included elsewhere in this Annual Report.

                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                           ---------------------------
                                                               1997           1996
                                                           -----------    ------------
                                                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues                                                   $    88,431    $       665

Cost of Goods Sold                                              65,547            465

Operating Expenses
     Selling, General and Administrative Expenses            1,859,418        391,495
     Stock-based Compensation (1)                            4,327,250             --

Operating Income (loss)                                     (6,163,784)      (391,295)
Other income (expenses):
     Interest income                                             9,116          5,833
     Royalty revenue                                         1,500,000             --
     Interest expense                                          (68,021)            --
     Loss on abandonment -- SFNY                               (48,980)            --
                                                           -----------    -----------
Net loss                                                   $(4,771,669)   $  (385,462)
                                                           -----------    -----------
                                                           -----------    -----------

Net loss per Common Share -- Fully Diluted                 $     (1.03)   $     (0.10)
                                                           -----------    -----------
                                                           -----------    -----------

Weighted average number of Common Shares Outstanding         4,629,407      4,000,000
                                                           -----------    -----------
                                                           -----------    -----------

OTHER DATA:
Capital expenditures                                           302,104        147,996




(Balance Sheet Data and Notes continued on next page)

                                                                              YEAR ENDED
                                                                              DECEMBER 31,
                                                                      ---------------------------
                                                                          1997           1996
                                                                      -----------    ------------
                                                               (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments                                $     7,507    $    54,619
Accounts receivable                                                        35,104             --
Royalties receivable                                                      100,000        250,000
Inventory                                                                  22,153             --
Property and equipment, net of accumulated depreciation                   230,989        147,936
Note receivable, including accrued interest                                89,353        205,833
Intangible assets, net of accumulated amortization                        261,293        185,319
Deposits                                                                    1,225         50,000
Total assets                                                          $   747,624    $   893,707
                                                                      -----------    -----------
                                                                      -----------    -----------

Current portion of long-term debt and capital lease obligations            44,471             --
Accounts payable                                                          159,701         53,369
Accrued payroll                                                            11,334             --
Other accrued liabilities                                                   1,833             --
Long-term debt under capital lease
     obligations (excluding current portion)                               86,369             --
Note payable                                                               77,997             --
Deferred royalty revenue                                                  100,000        250,000
Total liabilities                                                         481,705        303,369
Common Stock                                                                5,620              3
Paid-in capital                                                         4,190,180        975,797
Paid-in capital -- stock options granted                                1,227,250             --
Accumulated deficit, during the development stage                      (5,157,131)      (385,462)
Total shareholders' equity                                            $   265,919    $   590,338
                                                                      -----------    -----------
                                                                      -----------    -----------



(1) Due to a $4,327,250 non-cash expense associated with stock-based compensation. At various dates in August, October and November 1997 the Company granted stock options to purchase 430,900 shares of Common Stock under two stock option plans. These shares were recording as a stock-based compensation expense of $1,227,250 with a corresponding entry to the
     paid-in capital -- stock options granted account.   On December 3, 1997,
     the Company issued 620,000 contingent shares of Common Stock pursuant to various employment, retainer, consulting and fee agreements. As of December 31, 1997, all conditions of the share issuance had been met which resulted in an accounting cost entry of $3,100,000 being added to operating expenses and corresponding entries being made to the common stock and additional paid-in capital accounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following describes certain factors which produced changes in the Company's results of operations during the twelve months ended December 31, 1997 ("Fiscal 1997") and as compared with the eight months ended December 31, 1996 ("Fiscal 1996") as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented in this Annual Report.

     Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "-- Forward-Looking Statements."

OVERVIEW

     The Company develops and markets prepaid wireless products and services in various markets throughout the United States. The Company has been in its development stage since its inception in May 1996. The Company has substantially completed development of all major aspects of its prepaid wireless network systems with the exception of several administrative enhancements that require additional funding. The Company will initiate its commercial product launch and broad-scale marketing and distribution efforts in 1998.

     The products and services that the Company has developed during its start-up phase have been initially introduced to a limited number of U.S. cities to fully test the network, administrative, engineering and marketing infrastructure prior to full-scale roll-out. The Company has invested significant capital and effort to develop its network, software, routing and carrier interface technology, for the hiring and development of an experienced management team, and the initial introduction of services to the roll-out markets. The Company expects to make increasing expenditures to expand its networks and coverage area footprint to broaden its service offerings. Proper management of the Company's growth will require the Company to maintain quality controls over its services and network as well as a significant expansion of the Company's internal management, technical and accounting systems, all of which will require substantial investment.

RECENT EVENTS

     The Company's Chief Financial Officer, Michael Lee, resigned as a officer and director effective February 20, 1998. His departure was by mutual agreement with the Company's Board of Directors. In March 1998, the Company reached an agreement with Mr. Lee and his firm, Bober Markey & Co., CPA's, which provides that all sums currently owing by the Company to the firm for services rendered to the Company are considered satisfied and paid in full, and that Mr. Lee will transfer all of his Common Stock and options to the Company.

PRODUCTS LINES

     The Company offers three main products:

- BUY-THE-MINUTE-TM- -- a software modified handset for which the Company provides underlying national airtime, activation, and administrative services for end users. Uniden Corp. manufactures the handset and U.S./Intelicom Inc. provides the handset software. This product is offered for distribution nationally, per the roll-out schedule described above, by Brightpoint, the nation's leading wholesaler of wireless handsets, and gives the Company immediate national exposure that would otherwise require an extended period of time to develop. The Company expects to significantly reduce barriers to market entry by achieving a market presence without the need for fixed land line telephony because the debiting software resides directly in the handset. This market launch solution, although rapid, must be converted to the Company's network solution when activation volumes become sufficient to justify the expenditure. This transition is made necessary due to the limited consumer service applications afforded by the proprietary, application-specific, modified handset.

- SFA LOCAL NETWORK SOLUTION -- the Company's flagship product that telephonically connects directly to the underlying wireless service provider to accomplish call routing and completion. The advantages of this method of prepaid service provisioning are numerous, including:

     // Any handset in the market, digital or analog, can be used by consumers to access the Company's service platform.

     // The Company originates and terminates each call along its own network configuration which generates significant incremental cost savings and increased revenue from inherent service components such as long distance termination, voicemail and local call termination.

     // The Company can provide other telephony services, such as local and long distance prepaid service, informational services and enhanced calling options within the same platform.

- CARRIER NETWORK SERVICES -- the wholesale prepaid wireless platform service that the Company sells directly to wireless carriers that do not wish to create their own platform. In many cases, it becomes a cost-justifiable decision for a medium to small domestic wireless carrier to out source value-added and hardware/software defined ancillary product offerings to an outside vendor. CNS is a robust, competitive and scalable prepaid service platform that enables any carrier to bring a prepaid product to market in a significantly shorter period of time than an in-house solution, enabling the carrier to focus on marketing and sales efforts.

RESULTS OF OPERATIONS:

FISCAL 1997 COMPARED TO FISCAL 1996

  REVENUES

     Through the end of Fiscal 1997, the Company has been a development stage company; accordingly, a detailed comparison of revenues, with the exception of licensing income as discussed below, is not meaningful. Prepaid cellular revenues for Fiscal 1997 increased to $88,431 from $665 in Fiscal 1996. The increase was as a result of the Company introducing its switch-based prepaid cellular product in the Miami, San Diego, San Francisco and Cleveland markets. The Company expects that SFN and CNS will continue to grow at an accelerated rate on a long-term basis while BTM will experience rapid growth for 18 to 24 months before exhibiting lessened or no additional growth.

  COST OF GOODS SOLD

     Total cost of goods sold for Fiscal 1997 increased to $65,547 from $465 in Fiscal 1996 primarily due to the Company introducing the sale of its SFN switch-based product.

  GROSS PROFIT/MARGIN

     Gross profit for Fiscal 1997 increased to $22,884 from $200 in Fiscal 1996. The gross profit margin for Fiscal 1997 of 25.9% is expected to increase for Fiscal 1998 as the fixed portion of cost of goods sold becomes an increasingly smaller percentage of total cost of goods sold with the addition of subscribers to the current subscriber base. The Company does not expect the variable portion of cost of goods sold to increase for Fiscal 1998 due to the fact that airtime rates are guaranteed under the contracts with the underlying carriers.

  OPERATING EXPENSES

     Selling, general and administrative expenses increased to $1,859,418 in Fiscal 1997 from $391,495 in Fiscal 1996. The increase in selling, general and administrative expenses was primarily due to the hiring and development of an experienced management team and wages and associated taxes increased in Fiscal 1997 to $390,000 from $0 in Fiscal 1996. In addition, the initial introduction of services to the roll-out markets to develop the Company's network, software, routing and carrier interface technology increased marketing expenses in Fiscal 1997 to $129,401 from $46,647 in Fiscal 1996 and point of sale printing costs in Fiscal 1997 to $112,000 from $10,386 in Fiscal 1996. Rent paid increased in Fiscal 1997 to $59,960 from $2,100 in Fiscal 1996 primarily due to the Company's expansion with its headquarters in San Diego and its customer service operations in Miami. Consulting, legal and professional fees increased to $373,569 in Fiscal 1997 from $283,523 in Fiscal 1996 due to the Company's increased need for assistance in technological developments, accounting regulations and Public Utilities Commission, Federal Communications Commission and Securities and Exchange Commission requirements. The Company intends to decrease these expenses by hiring qualified personnel to provide a potion of these services internally.

     Operating expenses increased to $6,163,784 in Fiscal 1997 from $391,495 in Fiscal 1996. In addition to the increase in selling, general and administrative expenses discussed above, the increase in operating expenses was due to a $4,327,250 non-cash expense associated with stock-based compensation. At various dates in August, October and November 1997, the Company granted stock options to purchase 430,900 shares of Common Stock under the Company's two stock option plans. According to generally accepted accounting principles, these shares were recorded as a stock-based compensation expense of $1,227,250 with a corresponding entry to the paid-in capital -- stock
options granted account.   On December 3, 1997, the Company issued 620,000
contingent shares of Common Stock pursuant to various employment, retainer, consulting and fee agreements. As of December 31, 1997, all conditions of the share issuance had been met which resulted in an accounting cost entry of $3,100,000 being added to operating expenses and corresponding entries being made to the common stock and additional paid-in capital accounts.

     Loss from operations in Fiscal 1997 increased to $4,771,669 from $365,462 in Fiscal 1996 due to a one-time accounting cost entry of $4,327,250 associated with the issuance of stock options and contingent shares and the increased costs associated with the launch of the Company's products and related expenses.


  ROYALTY REVENUE

     The Company has licensed, in a limited number of instances, certain distribution rights in various markets for a license fee. Royalty revenue from the sale of license rights increased to $1.5 million in Fiscal 1997 from $0 in Fiscal 1996. At this time, the Company does not anticipate the majority of Fiscal 1998 revenues to be derived from the sale of licenses. Due to the potential impact of exclusive distribution rights on the Company's future marketing options, the Company does not anticipate, at this time, offering similar licenses.

  OTHER EXPENSES

     Interest expense increased to $68,021 in Fiscal 1997 from $0 in Fiscal 1996 due to the Company's purchase of computer hardware under a capital lease agreement and the payment of interest to investors who have obtained letters of credit on behalf of the Company which are posted with the Company's underlying telephony service providers for the purpose of provisioning service to initial roll-out markets.

     Additionally, the Company took a one time Fiscal 1997 loss of $48,980 for efforts expended on SecurFone New York, Inc. ("SFNY"), a licensee. In August 1996, the Company entered into a licensing agreement with SFNY. As part of the agreement, the Company paid for various start up costs of SFNY. Shortly thereafter, SFNY defaulted under the terms of the licensing agreement and ceased operations. As a result, the monies paid by the Company to SFNY were written off as a one-time charge to income.

  NETWORK INFRASTRUCTURE AND COSTS

     To provide services, the Company purchases many requisite underlying component network telephony services from various vendors. Some of these vendors operate in a highly competitive and minimally regulated environment, others either exist as monopolies, part of an oligopoly or otherwise in an environment of little competition in a service segment that is heavily regulated. 1997 brought severe and wide sweeping change to much of the telephony industry. As a consequence, the Company has been afforded the opportunity to competitively seek bids for many of its requisite underlying service components. In 1997 the Company began, and will continue to implement, an initiative to significantly lower costs to provide service and ensure a purchasing environment of multiple, redundant vendors for each category of purchase service. The overall result of this initiative should be to increase the gross profit margins of each of the Company's product offerings. Additionally, because many of the Company's products reside in a common software and/or hardware environment, the Company expects to achieve incremental economies of scale as it expands its markets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expects that such losses, not necessarily those costs associated with stock-based compensation plans, will continue to increase as the Company focuses on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations will not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is reviewing various sources of additional financing to fund its growth.

     The Company is required by underlying wireless carriers to post irrevocable letters of credit to secure the purchase of airtime. As the Company's activation and sales volume increase, it is likely that these underlying carriers will seek additional security in the form of increased letter of credit guarantees. Prompt payment history, as well as overall financial condition will also effect each carrier's decision to stabilize, increase or eliminate these financial guarantees.

     At December 31, 1997, the Company had cash and cash equivalents of $7,507. In addition, the Company has accounts receivable totaling $35,104 and royalties receivable of $100,000 from the sale of license rights to market the Company's switch-based debit cellular product in New York City. Net cash used by operating activities was $143,843 in Fiscal 1997 compared to $773,184 in Fiscal 1996. Net cash used in investing activities was $154,108 due to the Company entering into a sales-leaseback arrangement that is being accounted for as a capital lease. Under the agreement, the Company sold certain equipment and leased it back for a period of 48 months, at which time the Company will repurchase the equipment from the lessor. Net cash provided by financing activities consisted of the $130,839 proceeds from this sales-leaseback arrangement including repayments under the capital lease agreement and $120,000 provided by the sale of 120,000 shares of Common Stock to two private investors. The sale of the shares was intended to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act.

     Capital expenditures for Fiscal 1997 of $302,104 consisted primarily of computer hardware and software to operate the Company's telephonic network and for business administration purposes. In order to continue at its current rate of network development and expansion, the Company will require additional, non-revenue related financing of approximately $3.0 million for 1998 to fund operating losses and to purchase additional computer hardware and software which will allow the Company to increase its call capacity and efficiency. The Company will also require an additional letter of credit facility of $2.0 million to secure the necessary airtime from underlying carriers in order to support the proposed market roll-out and expansion. The Company has begun negotiations to secure this additional funding with a subsidiary of American Express Tax & Business Services.

The preliminary plan calls for raising of funds through the sale of private and/or public equity. In addition, the Company is currently pursuing a $1.0 million bridge loan opportunity with a private investor. Management believes that ongoing operations, together with the debt financing, will provide the Company with sufficient funds to finance operations and planned expansion for the next 12 months. However, the Company may not be able to obtain the additional financing required to continue its expansion on terms acceptable to the Company or at all. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations.

SEASONALITY

     Sales of the Company's products and services are generally not seasonal, with the exception of December, which typically provides a modest increase in volume due to holiday purchases. Local wireless carrier credit policies, penetration rates and promotional efforts primarily dictate sales levels.

TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS

     Income taxes are provided for based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. The provision for income taxes differs from the amounts currently payable because of timing differences in the recognition of certain income and expense items for financial and tax reporting purposes. SFAS 109 uses the asset and liability method to account for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in the Company's financial statements. This statement will not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

     In February 1997 the FASB issued SFAS No. 128, "Earnings per Share." This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Because of the Company's net loss position, both basic and dilutive net loss per share are expected to be comparable to the currently presented net loss per share. The Company expects to adopt SFAS 128 in the first quarter of 1998 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

YEAR 2000

     The Company utilizes two different computer systems. The network telephony system used in call routing and rating consists of three components, presently the Bull Mini Computer, Apex interactive voice response ("IVR") unit which is Intel based, and accounting and debit software. According to the vendor, the Bull and Apex IVR are presently Year 2000 compliant. The Company intends to upgrade the accounting and debit software to INFORMIX, which is Year 2000 compliant, in late 1998. The Company's administrative computer network utilizes accounting, database, and computational software that are all Year 2000 compliant according to management's recent discussions with its vendors. As a result, management does not anticipate any material adverse effect to the operations of the Company with respect to the Year 2000 problem.

FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

- NEW BUSINESS VENTURE. The Company is a development stage company and has limited prior operating history. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses, and the competitive environment in which the Company operates. Sale of the Company's prepaid cellular services has only recently commenced. Therefore, there can be no assurances that future revenues from sales of the Company's product will occur or be significant or that the Company will be able to sell its products at a profit. Future revenues and profits, if any, will depend on various factors, including, but not limited to, the successful commercialization of the Company's products and successfully implementing its planned marketing strategies.

- INSUFFICIENT CAPITAL TO CONTINUE OPERATIONS. As the Company continues to implement its business plan and market roll-out schedule, present and planned sources of financing may not be adequate to support the Company's increased cash needs. In addition, present and planned sources for financial guarantees to provide the Company's underlying wireless and land line service providers with increased face value amounts of irrevocable letters of credit for the purpose of securing wholesale wireless and land line airtime may not be adequate.

- DEPENDENCE ON NEW PRODUCT INTRODUCTION AND COMMERCIALIZATION. The concept of and the technology to manufacture, operate and market prepaid cellular services have only been recently developed. Although the Company believes that there is a large market for its product, there can be no assurance that the Company will be successful in the introduction of its new product. Broad commercialization of debit cellular services may require the Company to overcome significant technological, manufacturing and marketing hurdles which may not be currently foreseen. Since the Company's product is new, there is little direct operating history on which to base assumptions as to practicality, market acceptability, sales volume and profitability.

- COMPETITION. Although there are a few competitors in the prepaid cellular industry, the Company believes that currently there are a substantial number of entities that could readily become direct competitors. These possible competitors include large companies with substantially greater financial and marketing resources than those of the Company. Although the Company believes that its product is unique, no assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. There can be no assurances that the Company will be able to operate successfully in this competitive environment.

- DEPENDENCE ON UNDERLYING CELLULAR AND LONG DISTANCE CARRIERS. The Company is currently dependent on a limited amount of domestic wireless and long distance carriers to provide access for its services. Although the Company believes that it currently has sufficient access to transmission facilities and long distance networks on favorable terms, and believes that its relationships with carriers is satisfactory, an increase in the rates charges by carriers would have a material adverse effect on the Company's operating margins. Failure to obtain continuing access to such facilities and networks would also have a material adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.

- REGULATORY ENVIRONMENT, UNFORESEEN COSTS AND REGULATION. Currently, both land line and wireless telephony are undergoing rapid and drastic regulatory changes. The Company's products have components that are regulated by both state and federal regulatory agencies. There can be no assurances that one or more services currently offered by the Company will not be negatively impacted by newly-created or interpreted regulation.

These and other risks described in this Annual Report must be considered by any investor or potential investor in the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Attached to this Annual Report and filed as a part of this Annual Report are the Consolidated Financial Statement and Financial Statement Schedule required by Regulation S-X.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders (the "Proxy Statement") no later than April 30, 1998 (120 days after the close of its fiscal year ended December 31, 1997). The information required by this item is incorporated by reference from the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.

     The section entitled "Executive Compensation and Other Information" is incorporated by reference from the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section entitled "Principal Stockholders" is incorporated by reference from the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section entitled "Certain Relationships and Related Transactions" is incorporated by reference from the Proxy Statement.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:               PAGE
     INDEPENDENT AUDITORS' REPORT. . . . . . . . . . . . . . . . . . . . . F-1
     CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 1997 AND 1996. . . . . . . F-2
     CONSOLIDATED STATEMENT OF OPERATIONS FOR THE TWELVE MONTHS ENDED
           DECEMBER 31, 1997 AND EIGHT MONTHS ENDED DECEMBER 31, 1996. . . F-3
     STATEMENT OF STOCKHOLDERS' EQUITY FOR THE TWELVE MONTHS
          ENDED DECEMBER 31, 1997. . . . . . . . . . . . . . . . . . . . . F-4
     CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE TWELVE MONTHS ENDED
           DECEMBER 31, 1997 AND EIGHT MONTHS ENDED DECEMBER 31, 1996. . . F-5
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . F-6

     There are no other accounting schedules required by applicable accounting regulations of the Securities and Exchange Commission.

(b)  REPORTS ON FORM 8-K:
     A Form 8-K was filed on December 23, 1997 to report the acquisition by the Company of Securfone, Inc. and related transactions.

(c) EXHIBITS:

     2.1 Stock Purchase Agreement among Montpilier Holdings, Inc., SecurFone America, Inc., Material Technology, Inc. and Robert M. Bernstein dated as of February 17, 1997, (incorporated by reference to the Company's Form 10-K filed by the Company for the fiscal year end 1996)

     3.1 The Company's Amended and Restated Certificate of Incorporation (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))

     3.2 The Company's Bylaws (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))

     4.1 Class A Convertible Preferred Stock Certificate of Designations (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))

     4.2 Class B Convertible Preferred Stock Certificate of Designations (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))

     10.1 The Company's 1997 Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-40379))

     10.2 The Company's 1997 Director's Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No.333-40379))

     10.3 Employment Agreement, effective as of October 24, 1997, between the Company and Derek Davis (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-40379))

     23.1 Consent of Conte Co., CPA, Inc.

     24.1 Reference is made to the Signatures section of this Report for the Power of Attorney

     27.1 Financial Data Schedule

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SECURFONE AMERICA, INC.


                                             By: /s/ WILLIAM P. STUEBER, II
                                                ---------------------------
                                                William P. Stueber, II,
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer


                                  POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Steven L. Wasserman and Christopher J. Hubbert, his true and lawful attorney-in-fact, each acting alone, with full powers of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments, to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ WILLIAM P. STUEBER, II    Chairman of the Board,             April 22, 1998
--------------------------    President and Chief
William P. Stueber, II        Executive Officer
                              (principal executive officer)


/s/ DEREK DAVIS               Chief Operating Officer,           April 22, 1998
--------------------------    Interim Chief Financial
Derek Davis                   Officer and Director
                              (principal financial officer)


/s/ STEVEN L. WASSERMAN       Secretary and Director             April 22, 1998
--------------------------
Steven L. Wasserman


/s/ MICHAEL M. GRAND          Director                           April 22, 1998
--------------------------
Michael M. Grand

                                ---------------------
                                 CONTE CO., CPA, INC.
                                ---------------------
                              A PROFESSIONAL CORPORATION

                           4322 S. Cleveland-Massillon Road
                               Norton, Ohio 44203-5732
                           330.825.3555 - Fax: 330.825.0055


Board of Directors
SecurFone America, Inc.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of SecurFone America, Inc., a development stage company, at December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the twelve and eight months then ended. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SecurFone America, Inc. at December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ CONTE CO., CPA, INC.
Norton, Ohio
April 9, 1998

                               SECURFONE AMERICA, INC.
                         (FORMERLY MATERIAL TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE CORPORATION)
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1997 AND 1996

                                        ASSETS


                                                             12-31-97       12-31-96
                                                           -----------    -----------
Current Assets
     Cash & Cash Equivalents                               $     7,507    $    54,619
     Accounts Receivable                                        35,104              0
     Royalties Receivable                                      100,000        250,000
     Inventory                                                  22,153              0
                                                           -----------    -----------

     Total Current Assets                                      164,764        304,619


Fixed Assets
     Property and equipment, net of
        accumulated depreciation                               230,989        147,936
                                                           -----------    -----------


Other Assets
     Note Receivable, including accrued interest                89,353        205,833
     Intangible assets, net of
        accumulated amortization                               261,293        185,319
     Deposits                                                    1,225         50,000
                                                           -----------    -----------

     Total Other Assets                                        351,871        441,152
                                                           -----------    -----------

TOTAL ASSETS                                               $   747,624    $   893,707
                                                           -----------    -----------
                                                           -----------    -----------


                                LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities
     Current portion of obligations under
        capital leases                                     $    44,471    $         0
     Accounts Payable                                          159,701         53,369
     Accrued Payroll                                            11,334              0
     Other Accrued Liabilities                                   1,833              0
                                                           -----------    -----------

     Total Current Liabilities                                 217,339         53,369

Long-Term Liabilities
     Note Payable                                               77,997              0
     Obligations under capital leases                           86,369              0
                                                           -----------    -----------

     Total Long-Term Liabilities                               164,366              0

     Deferred Royalty Revenue                                  100,000        250,000
                                                           -----------    -----------

     Total Liabilities                                         481,705        303,369


Stockholders' Equity
     Common Stock-Securfone America, Inc.                        5,620              3
       $.001 Par Value, Authorized 100,000,000 Shares,
       Outstanding 3,000 Shares @ December 31, 1996
       and 5,000,216 Shares @ December 31, 1997
     Paid-in Capital                                         4,190,180        975,797
     Paid-in-Capital - Stock Options                         1,227,250              0
     Deficit Accumulated during the Development Stage       (5,157,131)      (385,462)
                                                           -----------    -----------

     Total Stockholders' Equity                                265,919        590,338
                                                           -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $   747,624    $   893,707
                                                           -----------    -----------
                                                           -----------    -----------


See Notes to Financial Statements

                               SECURFONE AMERICA, INC.
                         (FORMERLY MATERIAL TECHNOLOGY, INC.)
                          (A DEVELOPMENT STAGE CORPORATION)
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE TWELVE AND EIGHT MONTHS ENDED


                                                              12-31-97       12-31-96
                                                           -----------    -----------
REVENUES                                                       $88,431           $665


COST OF GOODS SOLD
   CELLULAR AIR TIME                                            63,265            465
   CELLULAR CALLING CARDS                                        2,282              0
                                                           -----------    -----------

GROSS PROFIT                                                    22,884            200

OPERATING EXPENSES
   SELLING, GENERAL, AND ADMINISTRATIVE                      1,859,418        391,495
   STOCK-BASED COMPENSATION                                  4,327,250              0

                                                           -----------    -----------

INCOME (LOSS) FROM OPERATIONS                              ($6,163,784)     ($391,295)

OTHER INCOME (EXPENSE)
   INTEREST INCOME                                               9,116          5,833
   ROYALTY REVENUE                                           1,500,000              0
   INTEREST EXPENSE-CAPITAL LEASE                              (10,750)             0
   INTEREST EXPENSE-LETTERS OF CREDIT                          (57,271)             0
   LOSS ON ABANDONMENT-SFNY                                    (48,980)             0
                                                           -----------    -----------

TOTAL OTHER INCOME                                           1,392,115          5,833
                                                           -----------    -----------

NET (LOSS)                                                 ($4,771,669)     ($385,462)
                                                           -----------    -----------
                                                           -----------    -----------

NET (LOSS) PER SHARE - PRIMARY                                  ($1.06)        ($0.10)
NET (LOSS) PER SHARE - DILUTED                                  ($1.03)        ($0.10)
                                                           -----------    -----------
                                                           -----------    -----------

WEIGHTED AVG. COMMON SHARES OUTSTANDING                      4,629,407      4,000,000
                                                           -----------    -----------
                                                           -----------    -----------



See Notes to Financial Statements

                               SECURFONE AMERICA, INC
                        (FORMERLY MATERIAL TECHNOLOGY, INC.)
                           (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF STOCKHOLDERS' EQUITY
                                 DECEMBER 31, 1997


                                                           CAPITAL IN      CAPITAL IN   DEFICIT ACCUMULATED
                                          COMMON            EXCESS OF       EXCESS  -       DURING THE
                                          STOCK             PAR VALUE     STOCK OPTION   DEVELOPMENT STAGE
                                       -----------         -----------    ------------  -------------------
Initial Issuance of Common
   Stock, May 20, 1996                 $         3         $   975,797

Net Loss @ December 31, 1996                                                             $  (385,462)

Stock Split 1,333.33 to 1                   39,970             (39,970)

Sale of Stock                                1,200             118,800

Acquistion                                 (36,173)             36,173

Stock Options Granted                                                     $ 1,227,250

Contingent Shares Issued                       620           3,099,380

Net Loss @ December 31, 1997                                                              (4,771,669)

                                       -----------         -----------    -----------    -----------

BALANCE DECEMBER 31, 1997              $     5,620         $ 4,190,180    $ 1,227,250    $(5,157,131)
                                       -----------         -----------    -----------    -----------
                                       -----------         -----------    -----------    -----------




See Notes to Financial Statements

                               SECURFONE AMERICA, INC
                        (FORMERLY MATERIAL TECHNOLOGY, INC.)
                           (A DEVELOPMENT STAGE COMPANY)
                       CONDSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE TWELVE and EIGHT MONTHS ENDED


                                                                  12-31-97        12-31-96
                                                                -----------    -----------
     Cash Flows from Operating Activities:
          Net Loss                                              $(4,771,669)   $  (385,462)
                                                                -----------    -----------

     Adjustments to reconcile net loss
        to net cash used by operating
        activities:
          Depreciation & Amortization                               120,679             60
          Stock Options Granted & Contingent Shares Issued        4,327,250              0
          Decrease (Increase) in Accounts Receivable                (35,104)             0
          Decrease (Increase) in Notes Receivable                   116,480       (200,000)
          Decrease (Increase) in Royalties Receivable               150,000       (250,000)
          Decrease (Increase) in Inventory                          (22,153)             0
          Decrease (Increase) in Intangibles and Other Assets       (76,822)      (241,151)
          (Decrease) Increase in Accounts Payable                   106,332         53,369
          (Decrease) Increase in Deferred Royalty Revenue          (150,000)       250,000
          (Decrease) Increase in Accrued Expenses                    13,167              0
          (Decrease) Increase in Notes Payable                       77,997              0
                                                                -----------    -----------

          Total Adjustments                                       4,627,826       (387,722)
                                                                -----------    -----------

          Net Cash Used by Operating Activities                    (143,843)      (773,184)
                                                                -----------    -----------


     Cash Flows from Investing Activities:

          Purchase of Property and Equipment                       (154,108)      (147,997)
                                                                -----------    -----------

          Net Cash Used in Investing Activities                    (154,108)      (147,997)
                                                                -----------    -----------


     Cash Flows from Financing Activities:

          Contribution to Capital                                   120,000        975,800
          Proceeds from Capital Lease                               159,650              0
          Repayments Under Capital Lease                            (28,811)             0
                                                                -----------    -----------

          Net Cash Provided in Financing Activities                 250,839        975,800
                                                                -----------    -----------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (47,112)        54,619

     BEGINNING BALANCE-CASH AND CASH EQUIVALENTS                     54,619              0
                                                                -----------    -----------

     ENDING BALANCE-CASH AND CASH EQUIVALENTS                   $     7,507    $    54,619
                                                                -----------    -----------
                                                                -----------    -----------


See Notes to Financial Statements

                              SECURFONE AMERICA, INC.
                        (FORMERLY MATERIAL TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE CORPORATION)
                           NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997 AND 1996


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by SecurFone America, Inc. are set forth below:

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of SecurFone America, Inc. and its wholly owned subsidiary, SecurFone, Inc. (collectively referred to as the "Company"). Intercompany transactions and balances have been eliminated in the consolidated financial statements.

NATURE OF OPERATIONS
SecurFone America, Inc., and its wholly owned subsidiary, SecurFone, Inc., are principally engaged in the sale and licensing of prepaid cellular phone services. The Company has been in its development stage since its formation on May 20, 1996. The Company provides these services in some markets, and in other markets, licenses the Company's resources to unrelated parties. When a license is sold, the Company agrees to provide exclusivity to the licensor for the Company's network based debit product in certain licensed areas.

On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (Formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation. Material Technology, Inc. issued 4,500,000 shares of its common stock to Montpilier Holdings, Inc. ("Montpilier") in exchange for all of the outstanding capital stock of SecurFone, Inc. Montpilier is the principal shareholder of the Company and is owned indirectly by Michael M. Grand, a director of the Company.

CASH AND CASH EQUIVALENTS
For the purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts in two commercial banks. Accounts are guaranteed by the Federal Deposit Insurance Company (FDIC) up to $100,000.

INVENTORY
Inventories are valued on the first in, first out (FIFO) method, at cost. Inventories at December 31, 1997 consist of prepaid calling cards.

                              SECURFONE AMERICA, INC.
                        (FORMERLY MATERIAL TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE CORPORATION)
                           NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997 AND 1996


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

PROPERTY AND EQUIPMENT
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is calculated using accelerated depreciation for both financial reporting and income tax purposes. As of December 31, 1997 and 1996 depreciation expense of $71,055 and $60, respectively was charged to operations.

FINANCIAL INSTRUMENTS
As collateral for performance and advances on long-term contracts, the Company has stand-by letters of credit that it can issue. The Company has an agreement with investors that may obtain letters of credit which are secured by their personal assets through their personal banks. As of December 31, 1997, there was an amount of $176,250 available to these investors for stand-by letters of credit. As of December 31, 1997 and 1996, interest expense of $56,250 and $0 was charged to operations.

REVENUE AND EXPENSE RECOGNITION
The Company recognizes revenue from sales of cellular air time, net of an allowance for uncollectible amounts, when substantially all significant services to be provide by the Company have been performed. Expenses are recognized in the period in which they are incurred.

INTANGIBLE ASSETS
Intangible assets are comprised of various cost incurred by the Company as part of start-up phase of operations. The Company began amortizing these costs over a five year period as of January 1, 1997, using the straight-line method. As of December 31, 1997 and 1996, $49,624 and $0 in amortization expense of organizational costs has been charged to operations.

USE OF ESTIMATES
In preparing the Company's financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- NOTE RECEIVABLE

The note receivable from Montpilier is a two year note with interest accrued at 7% annually. The note is secured by publicly traded securities held by an affiliated corporation owned by a principal shareholder of Montpilier. Montpilier is the principal shareholder in the Company and is owned indirectly by Mr. Grand.

                              SECURFONE AMERICA, INC.
                        (FORMERLY MATERIAL TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE CORPORATION)
                           NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997 AND 1996


NOTE 3 -- ROYALTIES RECEIVABLE AND DEFERRED ROYALTY REVENUE

Royalties receivable and deferred royalty revenue at December 31, 1997 and 1996 represents the portion of total revenue from initial license sales attributable to services required to be provided by the Company that have not yet been performed. These revenues will be recognized on a pro-rata basis as these services are provided to the licensor.

NOTE 4 -- PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and 1996 is comprised of the following:


                                  1997           1996
                                --------       --------
Office Equipment                $ 22,929       $    422
Computer Software                 88,802         97,574
Computer Hardware                190,373         50,000
                                --------       --------
                                 302,104        147,996
Accumulated Depreciation         (71,115)           (60)
                                --------       --------
                                $230,989       $147,936
                                --------       --------
                                --------       --------

NOTE 5 -- CAPITAL LEASE

In March, 1997, the Company entered into a sale-leaseback arrangement which is being accounted for as a capital lease. Under the agreement, the Company sold certain equipment and leased it back for a period of 48 months, at which time the Company will repurchase the equipment from the lessor.

Minimum future lease payments under non-cancelable capital leases for the next five years are as follows:

     1998                                          $ 44,471
     1999                                            47,449
     2000                                            38,919
     2001 and thereafter                                  0
                                                   --------
 Total minimum future Lease payments               $130,839
                                                   --------
                                                   --------

                              SECURFONE AMERICA, INC.
                        (FORMERLY MATERIAL TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE CORPORATION)
                           NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997 AND 1996


NOTE 6 -- COMMON STOCK

At December 31, 1996, 30,000 shares of SecurFone America, Inc.'s stock were authorized and 3,000 shares were issued and outstanding.

On March 5, 1997, an additional 4,700,000 shares were authorized by the Board of Directors.

On March 6, 1997 the shareholders of SecurFone America, Inc. approved a stock split of 1,333.33 to 1 shares, increasing the 3,000 shares issued and outstanding to 4,000,000 shares with a par value of $.01 per share. The amount of $39,970 was transferred from the paid-in-capital account to common stock account to record the split. All per share amounts have been restated to reflect this stock split.

Prior to the reverse merger between SecurFone America, Inc. and Material Technology, Inc., Material Technology, Inc. had as of July 31, 1997 100,000,000 shares authorized and 5,000,000 with a reverse split of 1 for 10 resulting in 500,216 shares issued and outstanding. Also, Material Technology issued an additional 4,500,000 shares on July 31, 1997 for a total of 5,000,216 shares issued and outstanding. On August 1, 1997, SecurFone America, Inc completed a reverse merger with Material Technology Inc. whereby 4,000,000 shares issued and outstanding of SecurFone America, Inc. were exchanged for 4,500,000 shares issued of Material Technology, Inc. As a result of the reverse merger, there were 5,000,216 shares issued and outstanding and 100,000,000 shares authorized. The amount of $36,173 was transferred from the common stock account to the additional paid in capital account to reflect the par value change from $.01 to $.001 per share.

On November 13, 1997 the Company registered with the Securities and Exchange Commission on Form S-8 (the "S-8 filing") 1,000,000 shares under the 1997 Stock Option Plan and 250,000 shares under the 1997 Director Stock Option Plan. At various dates in August, October and November 1997, the Company granted stock options under the two stock option plans totaling 430,900 shares consisting of 300,000 shares at an option price of $1.00 per share and 130,900 shares at an option price of $2.50 per share. These options are exercisable during 1998. These shares are recorded as Selling, General & Administrative (SG&A) expense in the amount of $1,227,250 and additional paid in capital - stock options at the grant date in accordance with Statement of Financial Accounting Standards NO. 123 (SFAS 123) "Accounting for Stock-Based Compensation."

                              SECURFONE AMERICA, INC.
                        (FORMERLY MATERIAL TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE CORPORATION)
                           NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997 AND 1996


NOTE 6 -- COMMON STOCK (Continued)

On December 3, 1997, the Company (SecurFone America, Inc. formerly Material Technology, Inc.) issued 620,000 conditional shares of common stock with a par value of $.001 per share registered with the S-8 filing. These shares were issued pursuant various employment, retainer, consulting and fee agreements. As of December 31, 1997 all conditions of these shares have been met and $3,100,000 is recorded as SG&A expense, and common stock and additional paid in capital accounts at the issue date.

As of December 31, 1997, a total of 100,000,000 shares were authorized and 5,620,216 shares were issued and outstanding.

NOTE 7 -- LOSS ON SECURFONE NEW YORK

In August, 1996, the Company entered into a licensing agreement with SecurFone New York, Inc. (SFNY). As part of the agreement, the Company forwarded monies to SFNY to cover various start up costs. Shortly, SFNY fell into default under the terms of the licensing agreement and ceased operations. The monies paid by the Company to SFNY were written off as a one-time charge to income of $48,980.

NOTE 8 -- NOTE PAYABLE

In October 1997, the Company signed a two-year promissory note with Performance Printing Corp. in the amount of $31,921.30 with an annual interest rate of 6%. The balance at December 31, 1997 is $27,996.97. As of December 31, 1997, $298.86 in interest expense has been charged to operations.

NOTE 9 -- INCOME TAXES

Income taxes are provided based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). The provision for income taxes differs from the amounts currently payable because of timing differences in the recognition of certain income and expense items for financial and tax reporting purposes.

                              SECURFONE AMERICA, INC.
                        (FORMERLY MATERIAL TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE CORPORATION)
                           NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997 AND 1996


NOTE 9 -- INCOME TAXES (Continued)

SFAS 109 uses the asset and liability method to account for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

NOTE 10 -- RELATED PARTIES

An officer of the Company is also a partner in the law firm which represents the Company in its legal matters.

NOTE 11 -- SUBSEQUENT EVENTS

On January 6, 1998, stock options were granted under the 1997 Stock Option Plan totaling 400,000 shares at an option price of $0.10 per share. These shares are exercisable in 1998.

On March 19, 1998, the Company had 100,000,000 shares of common stock authorized and 5,965,216 shares issued and outstanding. The additional 345,000 shares issued were the result of the following transactions: 225,000 shares of stock issued pursuant to warrants exercised by the individuals providing credit accommodations in connection with letters of credit issued by the Company; 120,000 shares were the result of two stock subscriptions in private placements.

The Company's Chief Financial Officer, Michael Lee, resigned as an officer and director effective February 20, 1998. His departure was by mutual agreement with the Company's Board of Directors. In March 1998, the Company reached an agreement with Mr. Lee and his firm, Bober Markey & Co., CPA's, which provides that all sums currently owing by the Company to the firm for services rendered to the Company are considered satisfied and paid in full, and that Mr. Lee will transfer all of his Common Stock and options to the Company.

                              SECURFONE AMERICA, INC.
                        (FORMERLY MATERIAL TECHNOLOGY, INC.)
                         (A DEVELOPMENT STAGE CORPORATION)
                           NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 1997 AND 1996


NOTE 11 -- SUBSEQUENT EVENTS (Continued)

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses totaling $5,157,131 since its inception, of which $4,327,250 in 1997 represented expenses associated with stock-based compensation plans as noted earlier at Note 6, through December 31, 1997. The continuing losses resulting from operations, and not necessarily those costs associated with stock-based compensation plans, are an indication that the Company may not be able to continue to operate without additional cash infusion. The Company has been and is currently seeking private and public equity and bridge loans in order to finance operations. The Company has retained a business advisory firm to assist the Company in meeting its financing needs.