Form 10QSB
period 1998-03-31
SECURFONE AMERICA INC
filed 1998-08-10
CIK 929425

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998.

/ /  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from         to

                       Commission file number: 33-83526

                           SECURFONE AMERICA, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                           34-1833574
-----------------------       -----------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)

       5850 OBERLIN DRIVE, SUITE 220 SAN DIEGO, CALIFORNIA        92121
       ----------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                   619-677-5580
                    ----------------------------------------------
                    Issuer's Telephone Number, Including Area Code

     Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months) or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

     Yes____     No  __X__

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE PER SHARE: 6,000,216 (AS OF AUGUST 1, 1998)


     Transition Small Business Disclosure Format (check one):

     Yes ____    No  __X__

                            SECURFONE AMERICA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                 TABLE OF CONTENTS


ITEM                                                                       PAGE
----                                                                       ----
PART I -- FINANCIAL INFORMATION..........................................    1
     Item 1.   Financial Statements......................................    1
     Item 2.   Management's Discussion and Analysis or Plan of Operation.   17

PART II -- OTHER INFORMATION                                                25
     Item 1.   Legal Proceedings.........................................   25
     Item 2.   Changes in Securities and Use of Proceeds.................   25
     Item 3.   Defaults Upon Senior Securities...........................   25
     Item 4.   Submission of Matters to a Vote of Security Holders.......   26
     Item 5.   Other Information.........................................   26
     Item 6.   Exhibits and Reports on Form 8-K..........................   26


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . .    2

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . .    3

Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . . . . .    4

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . .    5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . 5-16


                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                        CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1998 AND 1997

                                   ASSETS

                                                        1998           1997
                                                    ----------     ----------
CURRENT ASSETS:
  Cash & cash equivalents                             $  9,666     $  128,448
  Note receivable                                          ---        150,000
  Accounts receivable                                   61,326          ---
  Royalties receivable                                     ---        750,000
  Marketable securities                                280,000          ---
  Inventory                                                ---         50,000
  Prepaid Expenses                                         300         37,000
                                                    ----------     ----------
     Total current assets                              351,292      1,115,448

PROPERTY AND EQUIPMENT, - net of
  accumulated depreciation                             222,643        238,493

OTHER ASSETS:
  Intangible assets, net of
     accumulated amortization                          245,747        526,423
  Deposits                                               1,225         50,775
                                                    ----------     ----------
     Total other assets                                246,972        577,198
                                                    ----------     ----------
     Total assets                                   $  820,907     $1,931,139
                                                    ----------     ----------
                                                    ----------     ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1998          1997
                                                    ----------     ----------
CURRENT LIABILITIES:
  Accounts payable & accrued liabilities            $  233,276     $  189,342
  Accrued payroll                                       29,165         16,458
  Current portion of long term liabilities              54,180         47,449
                                                    ----------     ----------
     Total current liabilities                         316,621        253,249
                                                    ----------     ----------
LONG-TERM LIABILITIES:
  Advances payable                                     327,000          ---
  Notes payable-net of current portion                  58,301          ---
  Obligation under capital leases-net of current
    portion                                             83,446        112,200
                                                    ----------     ----------
     Total long term liabilities                       468,747        112,200
DEFERRED ROYALTY REVENUE                                   ---        750,000
                                                    ----------     ----------
     Total deferred revenue and liabilities            785,368      1,115,449
                                                    ----------     ----------
STOCKHOLDERS' EQUITY:
  Common stock - SecurFone America, Inc.                 5,845         41,200
     $.001 par value, authorized 100,000,000
     shares, outstanding 5,965,216 shares at
     March 31, 1998 and 5,000,000 shares
     at March 31, 1997
  Additional paid in capital                         4,190,180      1,054,600
  Additional paid in capital-stock options           2,869,525          ---
  Deficit accumulated during the development stage  (5,157,131)      (280,110)
  Retained earnings (deficit)                       (1,872,880)         ---
                                                    ----------     ----------
     Total stockholders' equity                         35,539        815,690
                                                    ----------     ----------
  Total liabilities and stockholders' equity        $  820,907     $1,931,139
                                                    ----------     ----------
                                                    ----------     ----------

                                See accompanying notes

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND FOUR MONTHS ENDED
                           MARCH 31, 1998 AND 1997

                                                       1998            1997
                                                   -----------       --------
REVENUES                                           $   158,104       $  2,661

COST OF GOODS SOLD                                      98,065            450
                                                   -----------       --------
     Gross profit                                       60,039          2,211

OPERATING EXPENSES:
  Selling, general and administrative                  665,113        233,341
  Stock-based compensation                           1,620,000          ---
                                                   -----------       --------
     Income (loss) from operations                  (2,225,074)      (231,130)
                                                   -----------       --------

OTHER INCOME (EXPENSE):
  Royalty revenue                                      100,000          ---
  Interest expense                                     (27,806)         ---
  Loss on abandonment - SFNY                               ---        (48,980)
                                                   -----------       --------
     Total other income (expense)                       72,194        (48,980)
                                                   -----------       --------
  Provision for income tax                                 ---          ---
                                                   -----------       --------
       Net (loss)                                   (2,152,880)      (280,110)
                                                   -----------       --------
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized Gains on Securities                       280,000          ---
                                                   -----------       --------
       Comprehensive Income                        $(1,872,880)     $(280,110)
                                                   -----------       --------
                                                   -----------       --------
Net (loss) per share - basic                       $     (0.32)     $   (0.06)
                                                   -----------       --------
                                                   -----------       --------
Net (loss) per share - fully diluted               $     (0.32)     $   (0.06)
                                                   -----------       --------
                                                   -----------       --------

                            See accompanying notes
                                       3

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                     MAY 20, 1996 THROUGH MARCH 31, 1998



                                                                 Additional      Deficit
                                                                  paid in       accumulated
                                                    Additional    capital-      during the       Retained
                                          Common     paid in      stock         development      Earnings
                                          Stock     capital       options          stage         (Deficit)        Total
                                        --------   -----------   ---------     ------------      ----------    -----------
Initial issuance of common
  Stock, May 20, 1996                   $      3   $   975,797   $      ---    $       ---       $     ---     $   975,800

Stock split 1,333.33 to 1                 39,970       (39,970)         ---            ---             ---            ---

Sale of stock                              1,200       118,800          ---            ---             ---         120,000

Acquisition                              (36,173)       36,173          ---            ---             ---            ---

Stock options granted                        ---           ---    1,227,250            ---             ---       1,227,250

Contingent shares issued                     620     3,099,380          ---            ---             ---       3,100,000

Stock options exercised                      225           ---       22,275            ---             ---          22,500

Stock options granted                        ---           ---    1,620,000            ---             ---       1,620,000

Net loss                                     ---           ---          ---     (5,157,131)       (1,872,880)   (7,030,011)
                                        --------   -----------   ---------     ------------      -----------   -----------
Balance March 31, 1998                  $  5,845    $4,190,180   $2,869,525    $(5,157,131)      $(1,872,880)  $    35,539
                                        --------   -----------   ---------     ------------      -----------   -----------
                                        --------   -----------   ---------     ------------      -----------   -----------


                            See accompanying notes

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE AND FOUR MONTHS ENDED MARCH 31,

                                                         1998             1997
                                                   -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $  (1,872,880)    $  (280,110)
                                                   -------------     -----------
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                      29,623          35,809
       Stock options granted and contingent
         shares issued                                 1,620,000            ---
       Decrease (increase) in accounts receivable        (26,222)           ---
       Decrease (increase) in notes receivable            89,353        (150,000)
       Decrease (increase) in royalties receivable       100,000        (750,000)
       Decrease (increase) in inventory                   22,153         (50,000)
       Decrease (increase) in prepaid expenses              (300)        (37,000)
       Decrease (increase) in intangibles and
         other assets                                        ---        (604,426)
       (Decrease) increase in accounts payable
         payroll payable and accrued expenses             89,573         205,800
       (Decrease) increase in deferred
         royalty revenue                                (100,000)        750,000
                                                   -------------     -----------
         NET CASH USED BY
           OPERATING ACTIVITIES                          (48,700)       (879,927)
                                                   -------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Unrealized gain (loss) on marketable securities       (280,000)          ---
  Purchase of property and equipment                      (5,756)       (247,074)
                                                   -------------     -----------
         NET CASH PROVIDED (USED) IN
           INVESTING ACTIVITIES                         (285,756)       (247,074)
                                                   -------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contribution to capital                                 22,500       1,095,800
  Proceeds from advances payable                         327,000           ---
  Repayments on notes payable                             (3,819)          ---
  Proceeds from capital lease                                ---         159,650
  Repayments under capital lease                          (9,066)          ---
                                                   -------------     -----------
         NET CASH PROVIDED IN
           FINANCING ACTIVITIES                          336,615       1,255,450
                                                   -------------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     2,159         128,449

BEGINNING BALANCE - CASH AND
  CASH EQUIVALENTS                                         7,507          ---
                                                   -------------     -----------
CASH AT MARCH 31                                   $       9,666     $   128,449
                                                   -------------     -----------
                                                   -------------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest         $      20,306     $     ---
                                                   -------------     -----------
                                                   -------------     -----------
  Cash paid during the period for income taxes     $         850     $     ---
                                                   -------------     -----------
                                                   -------------     -----------

                           See accompanying notes

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of SecurFone America, Inc. and its wholly owned subsidiary, SecurFone, Inc. (collectively referred to as the "Company"). Intercompany transactions and balances have been eliminated in the consolidated financial statements.

     NATURE OF OPERATIONS

     SecurFone America, Inc. is principally engaged in the sale of prepaid cellular phone services. The Company provides these services in some markets and, in other markets, licenses the Company's resources to unrelated parties.
       The Company offers three main products:

       - Buy-The-Minute-TM- - a software modified handset for which the Company provides underlying national airtime, activation, and administrative services for end users.

       - SFA Local Network Solution - the Company's flagship product that telephonically connects directly to the underlying wireless service provider to accomplish call routing and completion.

       - Carrier Network Services - the wholesale prepaid wireless platform service that the Company sells directly to wireless carriers that do not wish to create their own platform.

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

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to credit risk include temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and wide range of locations served. The Company occasionally maintains deposits in excess of federally
       insured limits.   Management believes that the risk is limited by
       maintaining all deposits in high quality financial institutions.

     INVENTORY

     Inventories are valued on the first in, first out (FIFO) method, at cost.
       Inventories consist of prepaid calling cards.

     PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is calculated using the accelerated depreciation for both financial reporting and income tax purposes. As of March 31, 1998 and 1997 depreciation expense of $14,077 and $8,582 was charged to operations, respectively.

     FINANCIAL INSTRUMENTS

     As collateral for performance and advances on long-term contracts, the Company has stand-by letters of credit that it can issue for up to $1,000,000. The Company has an agreement with investors that may obtain letters of credit which are secured by their personal assets through their personal banks. As of March 31, 1998, there was an amount of $218,750 available to these investors for stand-by letters of credit.
       As of March 31, 1998 and 1997, interest expense of $23,355 and $ 0 was charged to operations respectively.

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     REVENUE AND EXPENSE RECOGNITION

     The Company recognizes revenue from sales of cellular airtime, net of an allowance for uncollectable amounts, when substantially all significant services to be provided by the Company have been performed. Expenses are recognized in the period in which they are incurred. No allowance for uncollectable accounts has been provided because management has evaluated the accounts and believes they are all collectable.

     INTANGIBLE ASSETS

     Intangible assets are comprised of various cost incurred by the Company as part of start-up phase of operations. The Company began amortizing these costs over a five-year period as of January 1, 1997, using the straight-line method. As of March 31, 1998 and 1997, $15,546 and $0 in amortization expense of organizational costs has been charged to operations respectively.

     USE OF ESTIMATES

     In preparing the Company's financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

Note 2.  NOTE RECEIVABLE

      The note receivable consists of a note due from Montpilier Holdings, Inc., with interest accrued at 7% annually. This note is secured by publicly traded securities held by an affiliated corporation owned by a principal shareholder of Montpilier Holdings, Inc. Montpilier Holdings, Inc. is the principal shareholder in the Company.

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 3.  ROYALTIES RECEIVABLE AND DEFERRED ROYALTY REVENUE

     Royalties receivable and deferred royalty revenue at March 31, 1997 represents the portion of total revenue from initial license sales attributable to services required by the Company that have not yet been performed. Revenues are recognized on a pro-rata basis as services are provided to the licensor.

Note 4.  MARKETABLE SECURITIES AVAILABLE FOR SALE

     Cost and fair value of marketable securities available for sale at March
       31, 1998 is as follows:


                            Cost       Unrealized Gains     Fair Value
      Equities              $  0         $  280,000         $  280,000


     During the quarter, the Company adopted FASB Statement No. 130, Reporting
       Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     At March 31, 1998 the Company held securities which have unrealized gains of $280,000. As described in Note 9, the tax expense of realizing this gain would be $ 0.

Note 5.  PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1998 and 1997 is comprised of the following:


                                          1998            1997
                                        --------        --------
     Office Furniture and Equipment     $ 28,660        $  5,663
     Computer Software                    88,802          81,763
     Computer Hardware                   190,373         159,649
                                         307,835         247,075
     Accumulated Depreciation            (85,192)         (8,582)
                                        --------        --------
                                        $222,643        $238,493
                                        --------        --------
                                        --------        --------


                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 6.  LONG TERM DEBT

     As of March 31, 1998 notes payable, other obligations and long term debt consisted of the following:


     Advances payable to unrelated parties and potential
       investors who have committed the funds on a long
       term basis.   Negotiations with the parties have not
       characterized the debt and equity nature of the funds
       or determined an interest rate, maturity date, repay-
       ment terms or other features for the advances.                  $327,000

     Note payable in connection with July 31, 1997 reorgan-
       ization between SecurFone America, Inc. and Mate-
       rial Technology, Inc.  The payment has been withheld
       until claims against a shareholder have been resolved.
       The company is not a named defendant in the action
       and the parties are in settlement discussions. The interest
       rate or maturity date cannot be reasonably estimated.             50,000

      Note Payable with a vendor under an agreement dated
       October, 1997 is a two year, unsecured note with an annual interest rate of 6% and monthly payments of $1,407
       including interest.  The balance at March 31, 1998 requires principal payments of  $15,874 within twelve months and
       the balance payable in the period.                                24,175

      CAPITAL LEASE

     In March, 1997, the Company entered into a sale-leaseback
       on computer equipment capitalized for $159,649 in an
       arrangement which is being accounted for as a capital lease.
       Under the agreement, the Company sold certain equipment
       and leased it back for a period of 48 months, at which time
       the Company will repurchase the equipment from the lessor.       121,752
                                                                       ---------
       Total                                                           $522,927

       Less: Current Portion, notes and other maturities                 54,180
                                                                       ---------
       Total long term liabilities                                     $468,747
                                                                       ---------
                                                                       ---------

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 6.  LONG TERM DEBT (continued)

     Minimum future lease payments under non-cancelable capital leases for the next five years are as follows:


            1998                                  $ 28,414
            1999                                    40,895
            2000                                    44,621
            2001                                     7,822
                                                  --------
     Total minimum future lease payments          $121,752
                                                  --------
                                                  --------

Note 7.  COMMON STOCK

     At December 31, 1996, 30,000 shares of SecurFone America, Inc.'s stock were authorized and 3,000 shares were issued and outstanding.

     On March 5, 1997, an additional 4,700,000 shares were authorized by the Board of Directors.

     On March 6, 1997, the shareholders of SecurFone America, Inc. approved a stock split of 1,333,333 to 1 shares, increasing the 3,000 shares issued and outstanding to 4,000,000 shares with a par value of $.01 per share. The amount of $39,970 was transferred from the paid-in-capital account to common stock account to record the split.

     Prior to the reorganization between SecurFone America, Inc. and Material
       Technology, Inc., Material Technology, Inc. had as of July 31, 1997 100,000,000 shares authorized and 5,000,000 with a reverse split of 1 for 10 resulting in 500,216 shares issued and outstanding. Also, Material Technology issued an additional 4,500,000 shares on July 31, 1997 for a total of 5,000,216 shares issued and outstanding. On August 1, 1997, SecurFone America, Inc. completed a reorganization with Material Technology, Inc. whereby 4,000,000 shares issued and outstanding of SecurFone America, Inc. were exchanged for 4,500,000 shares issued of Material Technology, Inc. As a result of the reorganization, there were 5,000,216 shares issued and outstanding and 100,000,000 shares authorized. The amount of $36,173 was transferred from the common stock account to the additional paid-in-capital account to reflect the par value change from $.01 to $.001 per share.

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 7.  COMMON STOCK (continued)

     On November 13, 1997 the Company registered with the Securities and
       Exchange Commission on Form S-8 (the "S-8 filing") 1,000,000 shares under the 1997 Stock Option Plan to grant incentive stock options and non-qualified stock options to officers and key employees. At the same time a similar registration for 250,000 shares under the 1997 Director Non-qualified Stock Option Plan was made. At various dates the Company granted stock options under the two stock option plans totaling 830,900 shares consisting of 300,000 shares at an option price of $1.00 per share, 130,900 shares at an option price of $2.50 per share and 400,000 shares at an option price of $0.10 per share. These options are exercisable during 1997 and 1998. These shares are recorded as $1,227,250 Selling, General & Administrative (SG&A) expense and additional paid in capital - stock options at the grant date in accordance with Statement of Financial Accounting Standards NO. 123 (SFAS 123) "Accounting for Stock-Based Compensation."

     On December 3, 1997, the Company ( SecurFone America, Inc. formerly
       Material Technology, Inc.) issued 620,000 conditional shares of common stock with a par value of $.001 per share registered with the S-8 filing. These shares were issued pursuant to various employment, retainer, consulting and fee agreements. As of December 31, 1997 all conditions of these shares have been met and $3,100,000 was recorded as SG&A expense, and common stock and additional paid in capital accounts at the issue date.

     On January  6, 1998 the Company granted stock options under the 1997 Stock
       Option Plan of 400,000 shares at an option price of $.10 per share. These options are exercisable immediately and are recorded as $1,620,000 Selling, General & Administrative (SG&A) expense and additional paid in capital - stock options at the grant date in accordance with Statement of Financial Accounting Standards NO. 123 (SFAS 123) "Accounting for Stock-Based Compensation."

     On March 19, 1998 an additional 345,000 shares issued were the result of the following transactions: 225,000 shares of stock issued pursuant to warrants exercised by the individuals providing credit accommodations in connection with letters of credit issued by the Company; 120,000 shares were the result of two stock subscriptions in private placements.

     As of March 31, 1998, a total of 100,000,000 shares were authorized and 5,965,216 shares were issued and outstanding.

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 8.  LOSS ON SECURFONE NEW YORK

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

Note 9.  INCOME TAXES

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

     At March 31, 1998 and 1997 the Company has net operating loss carryforwards for federal income and state income tax purposes. These carryforwards may provide future tax benefits. The federal net operating loss will begin to expire in 2011, if not utilized to offset taxable income. Various State net operating loss carryforwards will begin to expire earlier. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

     An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Note 10. RELATED PARTIES

     An officer of the Company is also a partner in the law firm which represents the Company in its legal matters.

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 11. COMMITMENTS AND CONTINGENCIES

     In November 1996, the Company entered into an agreement with Associated
       Barter Services, Inc. ("ABS") under which ABS agreed to arrange for advertising services for the Company. The Company agreed to issue ABS shares of the Company's common stock in exchange for these services. A dispute has arisen between the Company and ABS regarding ABS's performance under the agreement. The Company is presently negotiating an amendment to the agreement to settle the dispute. However, the Company may be unable to arrive at a mutually acceptable resolution to the dispute and there can be no assurances that litigation will not result from the dispute.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses totaling $7,030,011 since its inception, of which $5,947,250 represented expenses associated with stock-based compensation plans as noted earlier at Note 6.

     The continuing losses resulting from operations, and not necessarily those costs associated with stock-based compensation plans, are an indication that the Company may not be able to continue to operate without additional cash infusion. The Company has been and is currently seeking private and public equity and bridge loans in order to finance operations.

     In November, 1997 the Company entered into an annual employment agreement with it's President and Chief Executive Officer. The agreement has reduced the base salary by $5,833 per month until the earlier of May 1, 1998 or a time that the board determines capital and revenue to be sufficient for payment. As of March 31, 1998, a total of $29,165 of deferred wages has accrued and was recorded as a selling, general and administrative expense.

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 12. QUARTERLY INFORMATION

     Following is computational information for earnings per share information calculated under Statement of Financial Accounting Standards No. 130, Earnings Per Share (EPS) which is effective for periods beginning after December 15, 1997.


                               Quarter Ended March 31, 1998        Quarter Ended March 31, 1997
                             ------------------------------------  --------------------------------------
                               Income       Shares      Per Share    Income       Shares       Per Share
                              (Numerator) (Denominator)   Amount   (Numerator)  (Denominator)    Amount
                             ------------ ------------- ---------  -----------  -------------  ----------
BASIC EPS
Income (loss) available
  to common
  stockholders               $(1,872,880)     5,677,716   $ (.32)    $(280,110)     5,000,000   $ (.06)

EFFECT OF DILUTIVE SECURITIES

Stock Options                                         0                                     0

DILUTED EPS
Income available to
     common stockholders and
     assumed conversions
                             $(1,872,880)    5,677,716    $ (.32)     $(280,110)     5,000,000   $ (.06)

     SFAS 128 requires the use of weighted averages for stock outstanding during the quarter. Although stock options issued under Company plans exercise prices were below the average market price of the common shares, they were not computed in calculating diluted earnings per share because SFAS 128 does not include stock dilutions that would reduce per share losses. Outstanding stock options would have increased outstanding shares by 667,118 if computed.

     At March 31, 1998 630,900 stock options were issued, 500,000 were vested and none had been exercised.

                           SECURFONE AMERICA, INC.
                     (FORMERLY MATERIAL TECHNOLOGY, INC.)

                      NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------


Note 13. SUBSEQUENT EVENTS

     On June 12, 1998, the Company executed a term sheet for the acquisition of SCIES, Inc., a privately-held provider of Internet telephony software, systems and services that is headquartered in Reston, Virginia. The Company believes that the acquisition of SCIES would allow it to lower existing networking costs as well as costs for terminating international calls. The acquisition would also provide opportunities for the Company to pursue related Internet-telephony opportunities that are compatible with the Company's existing lines of business and distribution channels. The term sheet calls for the Company to issue shares of its unregistered common stock to purchase SCIES. There can be no assurance that the acquisition of SCIES will be consummated on the proposed terms, or at all.

     Additional cash advances totaling $700,000 have been obtained from unrelated parties between April 1, 1998 and July 31, 1998. Negotiations are underway to characterize the nature to the advances.

     Additional 35,000 shares of stock were issued in May 1998 pursuant to warrants exercised by the individuals providing credit accommodations in connection with letters of credit issued by the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following describes certain factors which produced changes in the results of operations of SecurFone America, Inc. (the "Company") during the three months ended March 31, 1998 and as compared with the four months ended March 31, 1997 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented in this Quarterly Report.

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

OVERVIEW

     The Company develops and markets prepaid wireless products and services in various markets throughout the United States. The Company has been in its development stage since its inception in May 1996. The Company has substantially completed development of all major aspects of its prepaid wireless network systems with the exception of several administrative enhancements that require additional funding. The Company has initiated its commercial product launch and broad-scale marketing and distribution efforts beginning in the first quarter of 1998.

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

RECENT EVENTS

     On June 12, 1998, the Company executed a term sheet for the acquisition of SCIES, Inc. ("SCIES"), a privately held Internet telephony company. See "Other Information."

PRODUCTS LINES

     The Company offers three main products:

- BUY-THE-MINUTE-TM- ("BTM") -- a software modified handset for which the Company provides underlying national airtime, activation, and administrative services for end users. Uniden Corp. manufactures the handset and U.S./Intelicom Inc. provides the handset software. This product is offered for distribution by Brightpoint, Inc., the nation's leading wholesaler of wireless handsets, and gives the Company immediate national exposure that would otherwise require an extended period of time to develop. The Company expects to significantly reduce barriers to market entry by achieving a market presence without the need for fixed land line telephony because the debiting software resides directly in the handset. This market launch solution, although rapid, must be converted to the Company's network solution when activation volumes become sufficient to justify the expenditure. This transition is made necessary due to the limited consumer service applications afforded by the proprietary, application-specific, modified handset.

- SFA NETWORK SOLUTION ("SFN") -- the Company's flagship product that telephonically connects directly to the underlying wireless service provider to accomplish call routing and completion. The advantages of this method of prepaid service provisioning are numerous, including:

     - Any handset in the market, digital or analog, can be used by consumers to access the Company's service platform.

     - The Company originates and terminates each call along its own network configuration which generates significant incremental cost savings and increased revenue from inherent service components such as long distance termination, voice mail and local call termination.

     - The Company can provide other telephony services, such as local and long distance prepaid service, informational services and enhanced calling options within the same platform.

- CARRIER NETWORK SERVICES ("CNS") -- the wholesale prepaid wireless platform service that the Company sells directly to wireless carriers that do not wish to create their own platform. In many cases, it becomes a cost-justifiable decision for a medium to small domestic wireless carrier to out source value-added and hardware/software defined ancillary product offerings to an outside vendor. CNS is a robust, competitive and scalable prepaid service platform that enables any carrier to bring a prepaid product to market in a significantly shorter period of time than an in-house solution, enabling the carrier to focus on marketing and sales efforts.

RESULTS OF OPERATIONS:

FIRST QUARTER OF 1998 COMPARED TO FIRST QUARTER OF 1997

  REVENUES

     The Company began full-scale operations in the first quarter of 1998; accordingly, a detailed comparison of revenues and expenses, with the first quarter of 1997, is not meaningful. Prepaid cellular revenues for the first quarter of 1998 increased to $158,104 from $2,661 in the first quarter of 1997. The increase was as a result of the Company marketing and selling its switch-based prepaid cellular product in the Atlanta, Boston, Baltimore, Chicago, Cleveland, Detroit, Houston, Miami, New Jersey, New York, Orlando, Philadelphia, San Diego, San Francisco, and Tampa markets. The Company expects that SFN and CNS will continue to grow at an accelerated rate on a long-term basis while BTM will experience rapid growth for 18 to 24 months before exhibiting lessened or no additional growth.

  COST OF GOODS SOLD

     Total cost of goods sold for the first quarter of 1998 increased to $98,065 from $450 in the first quarter of 1997 primarily due to the Company introducing the sale of its SFN switch-based product in the various markets discussed above and due to an increase in fixed telephony charges associated with market expansion.

  GROSS PROFIT/MARGIN

     Gross profit for the first quarter of 1998 increased to $60,039 from $2,211 in the first quarter of 1997. The gross profit margin for the first quarter of 1998 of 37.9% is expected to decrease slightly for the remainder of 1998 as the fixed portion of the cost of goods sold increases due to continuing market expansion. The Company does not expect the variable portion of cost of goods sold to increase for 1998 due to the fact that airtime rates are guaranteed under the contracts with the underlying carriers. Once significant market expansion is completed, however, the fixed portion of cost of goods sold should decrease as a percent of total cost of goods sold which should positively impact the overall gross profit margin.

  OPERATING EXPENSES

     Selling, general and administrative expenses increased to $665,113 in the first quarter of 1998 from $233,341 in the first quarter of 1997. The increase in selling, general and administrative expenses was primarily due to the hiring and development of an experienced management team and wages and associated taxes increased in the first quarter of 1998 to $200,593 from a negligible amount in the first quarter of 1997. In addition, the initial introduction of services to the roll-out markets to develop the Company's network, software, routing and carrier interface technology increased marketing and promotion and consulting expenses in the first quarter of 1998 to $107,626 from $53,485 in the first quarter of 1997. Rent paid increased in the first quarter of 1998 to $25,435 from $3,403 in the first quarter of 1997 primarily due to the Company's expansion of its headquarters in San Diego and its customer service operations in Miami.
Legal and professional fees increased to $112,176 in the first quarter of 1998 from $9,038 in the first quarter of 1997 due to the Company's increased need for assistance in technological developments, accounting regulations and Public Utilities Commission, Federal Communications Commission and Securities and Exchange Commission requirements. The Company has instituted internal accounting procedures to reduce the need for external accounting assistance and intends to further decrease professional expenses by hiring additional qualified personnel to provide a portion of these services internally.

     Operating expenses increased to $2,285,113 in the first quarter of 1998 from $233,341 in the first quarter of 1997. In addition to the increase in selling, general and administrative expenses discussed above, the increase in operating expenses was due to the issuance on January 6, 1998 of options to purchase 400,000 shares of the Company's common stock, $0.001 par value per share (the "Common Stock"), at a price of $0.10 per share to the Company's President, William P. Stueber, II. According to generally accepted accounting principles, the shares were recorded as a stock based compensation expense of $1,620,000 with a corresponding entry to the paid-in-capital stock options account.

     The net loss in the first quarter of 1998 increased to $2,152,880 from $$280,110 in the first quarter of 1997 due to the accounting cost entry of $1,620,000 associated with the issuance of stock options to the Company's President and the increased costs associated with the launch of the Company's products and related expenses.

  ROYALTY REVENUE

     The Company has licensed, in a limited number of instances, certain distribution rights in various markets for a license fee. Royalty revenue from the sale of license rights increased to $100,000 in the first quarter of 1998 from $0 in the first quarter of 1997. At this time, the Company does not anticipate any additional 1998 revenues to be derived from the sale of licenses. Due to the potential impact of exclusive distribution rights on the Company's future marketing options, the Company does not anticipate, at this time, offering similar licenses.

  OTHER EXPENSES

     Interest expense increased to $27,806 in the first quarter of 1998 from $0 in the first quarter of 1997 due to the Company's purchase of computer hardware under a capital lease agreement and the payment of interest to investors who have obtained letters of credit on behalf of the Company which are posted with the Company's underlying telephony service providers for the purpose of provisioning service to initial roll-out markets.

  NETWORK INFRASTRUCTURE AND COSTS

     To provide services, the Company purchases many requisite underlying component network telephony services from various vendors. Some of these vendors operate in a highly competitive and minimally regulated environment, others either exist as monopolies, part of an oligopoly or otherwise in an environment of little competition in a service segment that is heavily regulated. 1997 brought severe and wide sweeping change to much of the telephony industry. As a consequence, the Company has been afforded the opportunity to competitively seek bids for many of its requisite underlying service components. In 1997 the Company began, and will continue to implement in 1998, an initiative to significantly lower costs to provide service and ensure a purchasing environment of multiple, redundant vendors for each category of purchase service. The overall result of this initiative should be to increase the gross profit margins of each of the Company's product offerings. Additionally, because many of the Company's products reside in a common software and/or hardware environment, the Company expects to achieve incremental economies of scale as it expands its markets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expects that such losses will continue to increase as the Company focuses on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations will not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is reviewing various sources of additional financing to fund its growth. As of March 31, 1998, the Company had received advances in the amount of $327,000 from private investors. As of June 30, 1998, the Company had received an additional $500,000 in advances from private investors.

     The Company is required by underlying wireless carriers to post irrevocable letters of credit to secure the purchase of airtime. As the Company's activation and sales volume increase, it is likely that these underlying carriers will seek additional security in the form of increased letter of credit guarantees. Prompt payment history, as well as overall financial condition will also effect each carrier's decision to stabilize, increase or eliminate these financial guarantees. The Company has an agreement with two investors that may obtain letters of credit of up to $1.0 million that are secured by their personal assets (the "LC Agreement"). These investors have renewed the LC Agreement through April 1, 1999. As compensation for their initial agreement to provide letters of credit, the Company issued warrants to these investors to purchase a total of 225,000 shares of Common Stock (the "LC Warrants"). In connection with the renewal of the LC Agreement, the Company issued a total of 35,000 additional shares of Common Stock to these investors. See "Changes in Securities and Use of Proceeds."

     At March 31, 1998, the Company had cash and cash equivalents of $9,666. In addition, the Company had accounts receivable totaling $61,326 from the sale of the Company's switch-based debit cellular product. The Company also has marketable equity securities valued at $280,000 as of March 31, 1998. Net cash used by operating activities was $48,700 in the first quarter of 1998 compared to $879,756 in the first quarter of 1997. Net cash used in investing activities was $285,756 consisting of $5,756 used to purchase equipment and a $280,000 unrealized gain on marketable securities. Net cash provided by financing activities was $336,615 which included $22,500 paid to the Company in connection with the exercise of the LC Warrants for $0.10 per share of Common Stock and advances in the amount of $327,000 provided to the Company by unrelated entities, less $12,885 used to reduce existing debt. See "Changes in Securities and Use of Proceeds."

     In order to continue at its current rate of network development and expansion, the Company will require additional, non-revenue related financing of approximately $1.75 million for 1998 to fund operating losses and to purchase additional computer hardware and software which will allow the Company to increase its call capacity and efficiency. The Company will also require an additional letter of credit facility of $2.0 million to secure the necessary air time from underlying carriers in order to support the proposed market roll-out and expansion. The Company is continuing negotiations to secure this additional funding with a subsidiary of American Express Tax & Business Services. The plan calls for raising of funds through the sale of private and/or public equity.

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

     In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement establishes a different method of computing net income per share than was required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company is required to present both basic net income per share and diluted net income per share. The Company adopted SFAS 128 in the first quarter of 1998 and all historical net income per share data presented is restated to conform to the provisions of SFAS 128.

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

FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

-    NEW BUSINESS VENTURE.  The Company has limited prior operating history.
     The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses, and the competitive environment in which the Company operates. Sale of the Company's prepaid cellular services has only recently commenced. Therefore, there can be no assurances that future revenues from sales of the Company's product will occur or be significant or that the Company will be able to sell its products at a profit. Future revenues and profits, if any, will depend on various factors, including, but not limited to, the successful commercialization of the Company's products and successfully implementing its planned marketing strategies.

- INSUFFICIENT CAPITAL TO CONTINUE OPERATIONS. As the Company continues to implement its business plan and market roll-out schedule, present and planned sources of financing may not be adequate to support the Company's increased cash needs. In addition, present and planned sources for financial guarantees to provide the Company's underlying wireless and land line service providers with increased face value amounts of irrevocable letters of credit for the purpose of securing wholesale wireless and land line air time may not be adequate.

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

- COMPETITION. The prepaid cellular industry has become increasingly competitive due to the entry of large, well financed wireless carriers into the prepaid market. Other potential competitors include companies with substantially greater financial and marketing resources than those of the Company. Although the Company believes that its products are unique, no assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. There can be no assurances that the Company will be able to operate successfully in this competitive environment.

- DEPENDENCE ON UNDERLYING CELLULAR AND LONG DISTANCE CARRIERS. The Company is currently dependent on a limited amount of domestic wireless and long distance carriers to provide access for its services. Although the Company believes that it currently has sufficient access to transmission facilities and long distance networks on favorable terms, and believes that its relationships with carriers is satisfactory, an increase in the rates charged by carriers would have a material adverse effect on the Company's operating margins. Failure to obtain continuing access to such facilities and networks would also have a material adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.

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

These and other risks described in this Quarterly Report must be considered by any investor or potential investor in the Company.

                            PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters has not had a material adverse effect on the Company's financial condition or results of operations. The Company is not presently involved in any legal matters.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In March 1997, the Company issued a total of 120,000 shares of Common Stock to two private investors for $120,000. The issuance of these shares was intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Sections 3(b) and 4(2) of the Securities Act.

     In March 1997, the Company entered into LC Agreement with two investors under which they agreed to provide the Company with irrevocable letters of credit to secure the purchase of air time by the Company from certain wireless carriers. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources." As compensation for their agreement to provide these letters of credit, on March 17, 1997 the Company issued the LC Warrants to purchase a total of 225,000 shares of Common Stock. The LC Warrants were immediately exercisable and were exercised by their holders in full in February 1998 for the exercise price of $0.10 per share of Common Stock. The holders of the shares issued under the LC Warrants have certain rights to include their shares in any public registration of Common Stock undertaken by the Company. The issuance of the LC Warrants and the underlying shares of Common Stock was intended to be exempt from registration under the Securities Act by virtue of Sections 3(b) and 4(2) of the Securities Act.

     In April 1998, the LC Agreement was renewed and extended through April 1, 1999. In connection with the renewal, the Company issued 35,000 shares of Common Stock to the investors providing the letters of credit. The issuance of these shares was intended to be exempt from registration under the Securities Act by virtue of Sections 3(b) and 4(2) of the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     Not applicable


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the first quarter of 1998.

ITEM 5.     OTHER INFORMATION.

     On June 12, 1998, the Company executed a term sheet for the acquisition of SCIES, a privately-held provider of Internet telephony software, systems and services that is headquarted in Reston, Virginia. The Company believes that the acquisition of SCIES would allow it to lower existing networking costs as well as costs for terminating international calls. The acquisition would also provide opportunities for the Company to pursue related Internet-telephony opportunities that are compatible with the Company's existing lines of business and distribution channels. The term sheet calls for the Company to issue shares of its unregistered Common Stock to purchase SCIES. When the acquisition is consummated, SCIES will operate as a wholly-owned subsidiary of the Company. Paul B. Silverman, Chief Executive Officer of SCIES, was appointed Chief Executive Officer of the Company effective June 16, 1998. William P. Stueber II, will continue as Chairman of the Board and President of the Company. There can be no assurance that the acquisition of SCIES will be consummated on the proposed terms, or at all.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    There are no exhibits being filed with this Quarterly Report.

     (b) The Company did not file any reports on Form 8-K during the first quarter of 1998.

                                      SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SECURFONE AMERICA, INC.


Date: August 10, 1998              /s/ DEREK M. DAVIS
                                   -------------------------------------------
                                   By Derek M. Davis, Chief Operating Officer