Form 10KSB/A
period 1997-12-31
SECURFONE AMERICA INC
filed 1999-04-13
CIK 929425

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                           _________________

                             FORM 10-KSB/A


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to

                         Commission file number 33-83526

                            SECURITONE AMERICA, INC.
          -----------------------------------------------------------
          (Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                34-1833574
   ------------------------            ------------------------------------
   (State of Incorporation)            (I.R.S. Employee Identification No.)

  5850 Oberlin Drive, Suite 220, San Diego, California           92121
------------------------------------------------------    -------------------
      (Address of Principal Executive Offices)                 (Zip Code)

                               (619) 677-5580
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 per value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSR or any amendment to this Form 10-KSB. _____

     State issuer's revenues for its most recent fiscal year: $88,431 (December 31, 1997)

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Common Stock, $0.001 par value: $397,970 (as of February 1, 1999)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.001 par value: 6,091,881 shares as of February 1, 1999

     Transitional Small business Disclosure Format (check one): Yes / / No /X/

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information about the directors and executive officers is included below. Effective February 20, 1998, Michael Lee, the Company's Chief Financial Officer and a Director resigned. Mr. Lee's departure was by mutual agreement with the Company's Board of Directors. On September 11, 1998, the Company's Chief Operating Officer and a Director, Derek M. Davis, resigned to pursue other interests. Mr. Davis agreed to be available to Company executives for a period of two months, without compensation, in order to ensure a smooth transition of tasks and responsibilities to his replacement. William P. Stueber, II, Chief Executive Officer and a Director, left the Company to pursue other interests effective November 1, 1998.


                                                                                DIRECTOR OR
NAME                         AGE       POSITION                                OFFICER SINCE
----                         ---       ------------------------------------    --------------

Derek M. Davis               31        Chief Operating Officer and Director         June 1996
Michael M. Grand             59        Director                                    April 1997
Michael Lee                  38        Chief Financial Officer and Director         June 1996
Paul B. Silverman            55        Chief Executive Officer and Director     November 1998
William P. Stueber, II       38        President and Director                      April 1996
Steven L. Wasserman          45        Secretary and Director                      April 1996


     The following describes the business background and the experience of each of the directors and executive officers of the Company:

     DEREK M. DAVIS became Chief Operating Officer of the Company in June 1996 and interim Chief Financial Officer in February 1998. From March 1993 until June 1996, Mr. Davis was Director of Operations of Central Communications Corporation, a company engaged in the construction and operation of 220 MHz Specialized Mobile Radio systems. From December 1990 until September 1991, Mr. Davis was a financial analyst for Rovic Diamonds, a diamond mining company.

     MICHAEL M. GRAND has been a director of the Company since its inception. Mr. Grand is an attorney practicing in the areas of commercial and real estate law. He is a member of the Michigan bar. Mr. Grand is the President and sole shareholder of Parthenon Holdings, L.L.C., a holding company which is the sole shareholder of Montpilier Holdings, Inc. ("Montpilier"), a holding company and a significant stockholder of the Company.

     MICHAEL LEE became Chief Financial Officer of the Company in June 1996. Mr. Lee is a certified public accountant and member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Lee has been a tax partner since October 1993 at Bober, Markey & Company, a large regional public accounting firm. Previously Mr. Lee has worked at Grant Thornton International LLP, one of the world's largest public accounting firms.

     PAUL B. SILVERMAN became Chief Executive Officer of the Company in November 1998 and a director in December 1998. Since January 1997, Mr. Silverman has been Chairman of the Board and Chief Executive Officer of SCIES, Inc., a global Internet telephone systems and services company. The Company is presently in negotiations to acquire SCIES. See "Certain Relationships and Related Transactions." From 1990 to 1996, Mr. Silverman was Chief Executive Officer of JMS North America, Inc. (formerly James Martin Strategy, Inc.), an international management consulting and engineering company.

     WILLIAM P. STUEBER, II became President and a director of the Company in June 1996. Since 1983, he has been the President of Vortex Cellular, Inc., a cellular activating and consulting company doing business as Direct Mobile ("Direct Mobile"). Mr. Stueber is also an exclusive agent of Bell Atlantic NYNEX Mobile.

     STEVEN L. WASSERMAN has been Secretary and a director of the Company since its inception. Mr. Wasserman is an attorney and a partner of the law firm of Kohman Jackson & Krantz P.L.L., Cleveland, Ohio. He also serves as Secretary and a director of INTEK Global Corporation, a wireless service and technology company. Mr. Wasserman was a principal of the law corporation of Honahen, Harwood, Chernett & Wasserman, LPA, Cleveland, Ohio, from 1983 to September 1994.

MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors met six times and acted by written consent once in 1997. During 1997, all members of the Board of Directors participated in at least 80% of all Board meetings.

DIRECTOR COMPENSATION

     Members of the Board of Directors are not compensated for their services as directors. The SecurFone America, Inc. 1997 Directors' Option Plan (the "Directors' Option Plan") provides for the automatic "formula" grant to each director of an option to purchase 50,000 shares of the Company's common stock, $0.001 par value per share (the "Common Stock"), on the date of his or her initial election to the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership of the Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Messrs. Davis, Grand, Lee, Stueber and Wasserman inadvertently failed to file a required form on a timely basis when SecurFone, Inc. was acquired by Material Technology, Inc. and became a publicly-traded company in August 1997. Messrs. Davis, Grand, Stueber and Wasserman subsequently filed the required form.

ITEM II.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid by the Company since its inception to William P. Stueber, II, the Company's former President and the only executive officer whose total annual salary exceeded $100,000 in 1997.


                             ANNUAL COMPENSATION
                             -------------------
                                                            LONG-TERM
                             FISCAL                        COMPENSATION         ALL OTHER
NAME                          YEAR       SALARY            OPTION AWARDS       COMPENSATION
----                         ------    ----------          -------------       ------------

William P. Stueber, II       1997      $39,358(1)              50,000           $105,000(2)
                             1996         --                     --               55,000(2)


______________

(1) $11,666 of this amount was earned by Mr. Stueber in 1997, but payment has been deferred pursuant to the terms of his employment agreement. See "Employment Agreements."

(2) The listed amounts were paid to Direct Mobile for consulting services provided to the Company in 1996 and before Mr. Stueber joined the Company in 1997. Mr. Stueber is the President and sole owner of Direct Mobile.

OPTION GRANTS IN 1997

     The following table summarizes information concerning options granted during 1997 to Mr. Stueber.


           SHARES OF     PERCENT OF
            COMMON      TOTAL OPTIONS
NAME         STOCK       GRANTED TO     EXERCISE    MARKET VALUE
           UNDERLYING   EMPLOYEES IN    PRICE PER   PER SHARE ON     EXPIRATION
            OPTIONS      FISCAL 1997      SHARE     DATE OF GRANT       DATE
---------  ----------   -------------   ---------   -------------    ----------

William P.
Stueber, II  50,000         11.6%        $1.00         $15.00         10/08/07



OPTION VALUES AT 1997 YEAR-END

     The following table summarizes information with respect to the number of unexercised options held by Mr. Stueber as of December 31, 1997. Also reported are values of "in-the-money" options, that is, the amount by which the exercise price of the option is exceeded by the last sale price of the Common Stock on December 26, 1997, the last day on which a sale occurred before year-end. Mr. Stueber did not exercise any options in 1997.


                        NUMBER OF SHARES              VALUE OF UNEXERCISED
                     UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
NAME               OPTIONS AT DECEMBER 31, 1997       AT DECEMBER 31, 1997
----------------   ----------------------------    ----------------------------
                   EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   -----------    -------------    -----------    -------------

William P.
Stueber, II          50,000           --            $250,000           --



LONG-TERM INCENTIVE AND PENSION PLANS

     The Company does not have any long-term incentive, pension or similar plans.


EMPLOYMENT AGREEMENTS

     Effective November 1, 1997, the Company entered into an employment agreement with Mr. Stueber to act as President. The agreement was for a term of one year with automatic annual renewals unless either party terminated the agreement. Mr. Stueber left the Company to pursue other interests effective October 31, 1998.

     Mr. Stueber's employment agreement provided for an annual salary of $250,000, of which $15,000 was payable monthly. The agreement provided that the deferred portion of Mr. Stueber's salary would become payable upon the earlier of a determination by the Board of Directors of the Company that the Company had sufficient revenues or capital or May 1, 1998. After May 1, 1998 Mr. Stueber agreed to continue to defer the deferred portion of his salary until the Company had sufficient revenues or capital to pay Mr. Stueber. In addition, Mr. Stueber was granted an option to purchase 400,000 shares of Common Stock at an exercise price of $0.10 per share on January 6, 1998, pursuant to the agreement. The agreement provided that if Mr. Stueber was terminated or left the employment of the Company, his salary would continue for a period of three or six months depending upon the reason for the termination of his employment. Pursuant to the employment agreement, Mr. Stueber has agreed not to compete with the Company for a period of one year after the termination of his employment. On February 8, 1999, the Company executed a settlement agreement with Mr. Stueber to resolve all outstanding claims related to his prior employment by the Company and cancel his outstanding options for $50,000, payable on or before April 1, 1999.

     The Company executed an employment agreement with Mr. Silverman on November 1, 1998 to serve as Chief Executive Officer. Mr. Silverman's salary compensation is $150,000, increasing to $180,000 per year after the Company secures minimum new funding of $750,000. Mr. Silverman also received options to acquire 100,000 shares of the Company's Common Stock upon execution of the employment agreement, and additional options for 300,00 shares directly linked to the Company's ability to meet specified market capitalization targets and financial milestones. On December 11, 1998, Mr. Silverman was appointed a director of the Company and granted options to purchase 50,000 shares of Common Stock under the Directors' Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table includes, as of February 1, 1999, information regarding the beneficial ownership of the Company's Common Stock, by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, each director and executive officer of the Company, and all directors and executive officers as a group.


                                                      BENEFICIAL OWNERSHIP (2)
                                                 -----------------------------------
NAMES AND ADDRESS (1)                                SHARES              PERCENTAGE
---------------------                            -------------         -------------

E.B. Advisory Limited (3)                            500,000                 8.2%
Paul B. Silverman (4)                                100,000                 1.6%


Steven L. Wasserman (5)                               50,000                 0.8%

Michael M. Grand (6)                               4,550,000                74.1%

All directors and executive officers
  As a group (three individuals)(7)                5,250,000                74.9%


______________

(1) Unless otherwise indicated, the address of each of the beneficial owners is c/o SecurFone America, Inc. 5850 Oberlin Drive, Suite 20, San Diego, California 92121.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from September 15, 1998 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days from February 1, 1999 have been exercised.

(3) E.B. Advisory Limited's address is P.O. Box 544, Britannia Place, Bath Street, St. Ilelier, Jersey, Channel Island.

(4) Includes an option to purchase 100,000 shares of the Company's Common Stock granted upon execution of Mr. Silverman's employment agreement. Does not include an option to purchase 50,000 shares of Common Stock granted under the Directors' Option Plan, which are not presently exercisable, or options to acquire up to an additional 300,000 shares of Common Stock contingent upon the Company's ability to meet specified market capitalization and financial milestones which have not yet been reached.

(5) Includes an option to purchase 50,000 shares of Common Stock granted under the Directors' Option Plan.

(6) Includes (i) an option to purchase 50,000 shares of Common Stock granted under the Directors' Option Plan and (ii) 4,500,000 shares of Common Stock held by Montpilier. Montpilier is wholly owned by Parthenon Holdings, L.L.C., of which Mr. Grand is the sole shareholder.

(7)  Includes options to purchase a total of 250,000 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly-traded corporation. Material Technology, Inc. issued 4,500,000 shares of its common stock to Montpilier in exchange for all the outstanding capital stock of SecurFone, Inc. Montpilier is the principal stockholder of the Company and is owned indirectly by Michael M. Grand, a director of the Company.

     On June 12, 1998, the Company executed a term sheet for the acquisition of SCIES, Inc. ("SCIES"), a global Internet telephone systems and services company. The term sheet calls for the Company to issue shares of unregistered Common Stock to purchase SCIES. Paul B. Silverman, Chief Executive Officer of the Company, is Chief Executive Officer of SCIES. Mr. Silverman currently retains a 40% ownership interest in SCIES. The planned acquisition of SCIES had not yet been completed due to lack of funding. SCIES is now co-located with the Company and is operating as a strategic partner of the Company.

     Steven L. Wasserman, a director and the Secretary of the Company, is a partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  SECURFONE AMERICA, INC.

                                  By: /s/ PAUL B. SILVERMAN
                                  ------------------------------------------
                                  Paul B. Silverman, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PAUL B. SILVERMAN    Chief Executive Officer     February 26, 1999
-----------------------  (principal financial and
Paul B. Silverman        executive officer)


/s/ STEVEN L. WASSERMAN  Secretary and Director      February 26, 1999
-----------------------
Steven L. Wasserman


/s/ MICHAEL M. GRAND     Director                     February 26, 1999
-----------------------
Michael M. Grand