Form 10QSB
period 1998-06-30
SECURFONE AMERICA INC
filed 1999-04-15
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1998.

/ /  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from         to

                        Commission file number: 33-83526


                             SECURFONE AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                    34-1833574
-------------------------------------      -------------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)


            5850 OBERLIN DRIVE, SUITE 220 SAN DIEGO, CALIFORNIA 92121
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  619-677-5580
          ------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months) or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

     Yes          No   X
         -----       -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE PER SHARE: 6,091,881 (AS OF FEBRUARY 1, 1999)
--------------------------------------------------------------------------------

     Transition Small Business Disclosure Format (check one):

     Yes          No   X
         -----       -----

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
PART I -- FINANCIAL INFORMATION................................................2
     Item 1.  Financial Statements.............................................3
     Item 2.  Management's Discussion and Analysis or Plan of Operation.......16

PART II -- OTHER INFORMATION..................................................26
     Item 1.  Legal Proceedings...............................................26
     Item 2.  Changes in Securities and Use of Proceeds.......................26
     Item 3.  Defaults Upon Senior Securities.................................26
     Item 4.  Submission of Matters to a Vote of Security Holders.............26
     Item 5.  Other Information...............................................26
     Item 6.  Exhibits and Reports on Form 8-K................................26


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets...........................................3

         Consolidated Statements of Operations.................................4

         Consolidated Statements of Stockholders' Equity.......................5

         Consolidated Statements of Cash Flows.................................6

         Notes to Financial Statements......................................7-15


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

                       CONSOLIDATED BALANCE SHEETS FOR
                    THE THREE MONTHS AND SIX MONTHS ENDED
                           JUNE 30, 1998 AND 1997

                                     ASSETS
                                                                                              1998                  1997
                                                                                         -----------           -----------
CURRENT ASSETS:
      Cash & cash equivalents                                                            $    36,123           $    63,429
      Note receivable                                                                            ---               150,000
      Accounts receivable, net                                                                63,427                   ---
      Marketable securities                                                                  770,000                   ---
      Inventory                                                                                  ---                41,282
      Prepaid expenses                                                                       105,100                   615
                                                                                         -----------           -----------

          Total current assets                                                               974,650               255,326

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation                                                               215,267               271,280

OTHER ASSETS:
      Intangible assets, net of
          accumulated amortization                                                           230,201               283,690
      Deposits                                                                                 1,225                40,274
                                                                                         -----------           -----------

          Total other assets                                                                 231,426               323,964
                                                                                         -----------           -----------

          Total assets                                                                   $ 1,421,343           $   850,570
                                                                                         -----------           -----------
                                                                                         -----------           -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                             1998                  1997
                                                                                         -----------           -----------
CURRENT LIABILITIES:
      Accounts payable & accrued liabilities                                             $   359,351           $   183,099
      Accrued payroll                                                                         46,664                16,458
      Note payable                                                                            50,000                   ---
      Current portion of long term liabilities                                                61,463                35,881
                                                                                         -----------           -----------

          Total current liabilities                                                          517,478               235,438
                                                                                         -----------           -----------

LONG-TERM LIABILITIES:
      Advances payable                                                                       842,000                   ---
      Notes payable, net of current portion                                                    4,181                   ---
      Obligation under capital leases, net of current portion                                 70,248               112,486
                                                                                         -----------           -----------

          Total long term liabilities                                                        916,429               112,486
                                                                                         -----------           -----------

          Total liabilities                                                                1,433,907               347,924
                                                                                         -----------           -----------

STOCKHOLDERS' EQUITY:
      Common stock - SecurFone America, Inc.                                                   5,880                41,200
          $.001 par value, authorized 100,000,000
          shares, outstanding 6,000,216 shares at
          June 30, 1998 and 4,000,000 shares
          at June 30, 1997
      Additional paid in capital                                                           4,330,145             1,054,600
      Additional paid in capital-stock options                                             2,869,525                   ---
      Deficit accumulated during the development stage                                    (5,157,131)             (593,154)
      Retained earnings (deficit)                                                         (2,060,983)                  ---
                                                                                         -----------           -----------
          Total stockholders' equity                                                         (12,564)              502,646
                                                                                         -----------           -----------

      Total liabilities and stockholders' equity                                         $ 1,421,343           $   850,570
                                                                                         -----------           -----------
                                                                                         -----------           -----------


                        See accompanying notes

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                JUNE 30, 1998 AND 1997

                                                                 1998                                     1997
                                                   -------------------------------         -------------------------------
                                                   three months         six months         three months         six months
                                                   ------------        -----------         ------------        -----------
REVENUES                                           $   117,368         $   275,472         $     3,023         $     5,684

COST OF GOODS SOLD                                     130,691             228,756              24,784              25,234
                                                   ------------        -----------         ------------        -----------

           Gross profit                                (13,323)             46,716             (21,761)            (19,550)

OPERATING EXPENSES:
      Selling, general and administrative              585,765           1,250,881             278,770             512,111
      Stock-based compensation                                           1,620,000
                                                   ------------        -----------         ------------        -----------
                                                       585,765           2,870,881             278,770             512,111

           Income (loss) from operations              (599,088)         (2,824,165)           (300,531)           (531,661)
                                                   ------------        -----------         ------------        -----------

OTHER INCOME (EXPENSE):
      Royalty revenue                                      ---             100,000             400,000             400,000
      Interest expense                                 (77,363)           (105,169)            (27,054)            (27,054)
      Loss on abandonment - SFNY                                                                                   (48,980)
                                                   ------------        -----------         ------------        -----------

           Total other income (expense)                (77,363)             (5,169)            372,946             323,966
                                                   ------------        -----------         ------------        -----------

      Provision for income tax                          (1,649)             (1,649)                ---
                                                   ------------        -----------         ------------        -----------

                Net Income (loss)                     (678,100)         (2,830,983)             72,415            (207,695)
                                                   ------------        -----------         ------------        -----------

OTHER COMPREHENSIVE INCOME (LOSS):
      Unrealized gains on securities                   490,000             770,000                 ---
                                                   ------------        -----------         ------------        -----------

                Comprehensive Income (Loss)        $  (188,100)        $(2,060,983)        $    72,415         $  (207,695)
                                                   ------------        -----------         ------------        -----------
                                                   ------------        -----------         ------------        -----------

Net (loss) per share - basic                       $     (0.11)        $     (0.49)        $      0.02         $     (0.04)
                                                   ------------        -----------         ------------        -----------
                                                   ------------        -----------         ------------        -----------

Net (loss) per share - fully diluted               $     (0.11)        $     (0.49)        $      0.02         $     (0.04)
                                                   ------------        -----------         ------------        -----------
                                                   ------------        -----------         ------------        -----------


                            See accompanying notes

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997


                                                                     Additional        Deficit
                                                                      paid in         accumulated
                                                   Additional         capital-         during the      Retained
                                   Common           paid in            stock          development      Earnings
                                   Stock            capital           options            stage         (Deficit)         Total
                                -----------       -----------       -----------      ------------     ---------------------------
Initial issuance of common
      Stock, May 20, 1996       $         3       $   975,797       $       ---      $       ---      $       ---     $   975,800

Stock split 1,333.33 to 1            39,970           (39,970)              ---              ---              ---             ---

Sale of stock                         1,200           118,800               ---              ---              ---         120,000

Acquisition                         (36,173)           36,173               ---              ---              ---             ---

Stock options granted                   ---               ---         1,227,250              ---              ---       1,227,250

Contingent shares issued                620         3,099,380               ---              ---              ---       3,100,000

Stock options exercised                 225               ---            22,275              ---              ---          22,500

Stock options granted                   ---               ---         1,620,000              ---              ---       1,620,000

Stock issued                             35           139,965               ---              ---              ---         140,000

Net loss                                ---               ---               ---       (5,157,131)      (2,060,983)     (7,218,114)
                                -----------       -----------       -----------      ------------     -----------     -----------

Balance June 30, 1998           $     5,880       $ 4,330,145       $ 2,869,525      $(5,157,131)     $(2,060,983)    $   (12,564)
                                -----------       -----------       -----------      ------------     -----------     -----------
                                -----------       -----------       -----------      ------------     -----------     -----------


                           See accompanying notes
                                   Page 5

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

                                                                                1998                              1997
                                                                   -----------------------------     -----------------------------
                                                                   three months      six months      three months      six months
                                                                   ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $  (678,100)     $(2,830,980)     $    72,415      $  (207,695)
                                                                   ------------     ------------     ------------     ------------
     Adjustments to reconcile net loss to net
       cash provided by operating activities:
           Depreciation and amortization                                29,623           59,246            2,780           38,589
           Stock options granted and contingent shares issued                         1,620,000
           Decrease (increase) in accounts receivable                   (2,101)         (28,323)             ---
           Decrease (increase) in notes receivable                         ---           89,353              ---         (150,000)
           Decrease (increase) in royalities receivable                                 100,000                          (750,000)
           Decrease (increase) in inventory                                ---           22,153            8,718          (41,282)
           Decrease (increase) in prepaid expenses                    (104,800)        (105,100)          36,385             (615)
           Decrease (increase) in intangibles and other assets             ---                          (132,225)        (736,651)
           (Decrease) increase in accounts payable
              payroll payable and accrued expenses                     158,571          248,144           (6,243)         199,556
           (Decrease) increase in deferred royalty revenue                             (100,000)                          750,000
                                                                   ------------     ------------     ------------     ------------
              NET CASH USED BY
                 OPERATING ACTIVITIES                                 (596,807)        (925,507)         (18,170)        (898,098)
                                                                   ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                 (6,701)         (12,457)         (35,567)        (282,641)
                                                                   ------------     ------------     ------------     ------------
              NET CASH PROVIDED (USED) IN
                 INVESTING ACTIVITIES                                   (6,701)         (12,457)         (35,567)        (282,641)
                                                                   ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contribution to capital                                           140,000          162,500              ---        1,095,800
     Proceeds from advances payable                                    500,000          827,000              ---
     Repayments on notes payable                                        (3,880)          (7,699)             ---
     Proceeds from capital lease                                                                                          159,650
     Repayments under capital lease                                     (6,155)         (15,221)         (11,282)         (11,282)
                                                                   ------------     ------------     ------------     ------------
              NET CASH PROVIDED IN
                 FINANCING ACTIVITIES                                  629,965          966,580          (11,282)       1,244,168
                                                                   ------------     ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                              26,457           28,616          (65,019)          63,429

BEGINNING BALANCE - CASH AND
     CASH EQUIVALENTS                                                    9,666            7,507          128,448              ---
                                                                   ------------     ------------     ------------     ------------
                                                                   ------------     ------------     ------------     ------------

CASH AT JUNE 30                                                    $    36,123      $    36,123      $    63,429      $    63,429
                                                                   ------------     ------------     ------------     ------------
                                                                   ------------     ------------     ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest                      $    29,545      $    49,851      $    28,563      $    28,563
                                                                   ------------     ------------     ------------     ------------
                                                                   ------------     ------------     ------------     ------------
     Cash paid during the period for income taxes                  $     1,649      $     2,499      $       900      $       900
                                                                   ------------     ------------     ------------     ------------
                                                                   ------------     ------------     ------------     ------------


                            See accompanying notes

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of SecurFone America, Inc. and its wholly owned subsidiary, SecurFone, Inc. (collectively referred to as "SecurFone" or the "Company"). Intercompany transactions and balances have been eliminated in the consolidated financial statements.

         NATURE OF OPERATIONS

         SecurFone is principally engaged in the sale of prepaid cellular phone services. The Company provides these services in some markets and, in other markets, licenses the Company's resources to unrelated parties.
           The Company offers three main products:
               - Buy-The-Minute-TM- a software modified handset for which the Company provides underlying national airtime, activation, and administrative services for end users.
               - SFA Local Network Solution - the Company's flagship product that telephonically connects directly to the underlying wireless service provider to accomplish call routing and completion.
               - Carrier Network Services - the wholesale prepaid wireless platform service that the Company sells directly to wireless carriers that do not wish to create their own platform

         On August 1, 1997, SecurFone, Inc. was acquired by Material
             Technology, Inc. (Formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation.

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

         PROPERTY AND EQUIPMENT

         The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is calculated using the accelerated depreciation method for both financial reporting and income tax purposes. For the quarters ended June 30, 1998 and 1997 depreciation expense of $14,077 and $2,780 was charged to operations, respectively. For the six months ended June 30, 1998 and 1997 depreciation expense of $28,154 and $11,302 was charged to operations, respectively.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         FINANCIAL INSTRUMENTS

         As collateral for performance and advances on long-term contracts, the Company has stand-by letters of credit that it can issue for up to $1,000,000. Through an agreement with investors, the Company may obtain letters of credit which are secured by their personal assets through their personal banks. In connection with the annual renewal of these credit lines investors were granted 35,000 shares of common stock on April 1, 1998. As of June 30, 1998, there was an amount of $212,500 available to these investors for stand-by letters of credit. For the quarters ended June 30, 1998 and 1997, interest expense of $57,500 and $22,500 was charged to operations respectively. For the six months ended June 30, 1998 and 1997, interest expense of $80,855 and $22,500 was charged to operations, respectively.

         REVENUE AND EXPENSE RECOGNITION

         The Company recognizes revenue from sales of cellular airtime, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Expenses are recognized in the period in which they are incurred. An allowance equal to 5% of sales has been provided for uncollectible accounts based on management's evaluation of the accounts and their history.

         INTANGIBLE ASSETS

         Intangible assets are comprised of various costs incurred by the Company as part of start-up phase of operations. The Company began amortizing these costs over a five year period as of January 1, 1997, using the straight-line method. For the quarters ended June 30, 1998 and 1997, $15,546 and $0 in amortization expense of organizational costs has been charged to operations, respectively. For the six months ended June 30, 1998 and 1997, $31,092 and $0 in amortization expense of organizational costs has been charged to operations, respectively

         USE OF ESTIMATES

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

Note 2.  NOTE RECEIVABLE

         The June 30, 1997 note receivable consists of a note due from Montipilier Holdings, Inc., with interest accrued at 7% annually. This note is secured by publicly traded securities held by an affiliated corporation owned by a principal shareholder of Montipilier Holdings, Inc. Montipilier Holdings, Inc. is the principal shareholder in the Company.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

Note 3.  MARKETABLE SECURITIES AVAILABLE FOR SALE

         Cost and fair value of marketable securities available for sale at March 31, 1998 and June 30, 1998 is as follows:

                                                      Cost       Unrealized Gains           Fair Value
                                                      ----       ----------------           ----------
               March 31, 1998   - Equities             $0               $ 280,000           $280,000
               June 30, 1998    - Equities             $0               $ 770,000           $770,000

         The Company has adopted FASB Statement No. 130, Reporting Comprehensive
             Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

         At June 30, 1998 the Company held securities which have unrealized gains of $770,000. These securities were pledged as collateral for a $50,000 note payable. As described in Note 10, there is no tax expense on realization of this gain.

Note 4.  PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 1998 and 1997 is comprised of the following:

                                                    June 1998         June 1997
                                                   ----------        ----------
             Office Furniture and Equipment        $  35,043         $  11,015
             Computer Software                        88,802            88,328
             Computer Hardware                       190,691           183,229
                                                   ----------        ----------
                                                     314,536           282,642
             Accumulated Depreciation                (99,269)          (11,362)
                                                   ----------        ----------
                                                   $ 215,267         $ 271,280
                                                   ----------        ----------
                                                   ----------        ----------

Note 5.  LONG TERM DEBT

         As of June 30 notes payable, other obligations and long term debt consisted of the following:

                                                                                                    1998       1997
                                                                                                    ----       ----
         Advances payable to unrelated parties and potential investors who have committed the funds on a long term basis. Negotiations with various parties have not characterized the debt and equity nature of the funds or finalized interest rates, maturity dates,
              repayment terms or other features for the advances. In August, terms were agreed to on a substantial amount of the advances. See
              Note 13 for additional information. Accordingly, the company has recorded an interest expense for the quarter ended June 30, 1998
              of $16,569.                                                                       $827,000          0

         Note payable with a vendor under an agreement dated October, 1997 is a two year, unsecured note with an annual interest rate of 6% and monthly payments of $1,407 including interest. The balance at
              June 30, 1998 requires principal payments of $16,114 within
              twelve months and the balance payable in the period.                              $ 20,295          0


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

Note 5. LONG TERM DEBT (continued)

         CAPITAL LEASE

         In March, 1997, the Company entered into a sale-leaseback arrangement under which computer equipment capitalized at $159,649 is being accounted for as a capital lease. Under the agreement, the Company sold certain equipment and leased it back for a period of 48 months, at which time the Company will repurchase the equipment from the lessor.

                                                                                                  115,597          0
                                                                                              -----------        ---
                          Total                                                               $ 1,012,892          0
                    Less: Current Portion, notes and other maturities                              61,463          0
                                                                                              -----------        ---
                          Total long term liabilities                                         $   951,429        $ 0
                                                                                              -----------        ---
                                                                                              -----------        ---

         Minimum future lease payments under non-cancelable capital leases for the next five years are as follows:

                        1998                                                 $ 22,259
                        1999                                                   40,895
                        2000                                                   44,621
                        2001                                                    7,822
                                                                             --------
                   Total minimum future lease payments                       $115,597
                                                                             --------
                                                                             --------

Note 6.  COMMON STOCK

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

         Prior to the reorganization between SecurFone America, Inc. and Material Technology, Inc., Material Technology, Inc. had as of July 31, 1997 100,000,000 shares authorized and 5,000,000 outstanding with a reverse split of 1 for 10 resulting in 500,216 shares issued and outstanding. Also, Material Technology issued an additional 4,500,000 shares on July 31, 1997 for a total of 5,000,216 shares issued and outstanding. On August 1, 1997, SecurFone America, Inc. completed a reorganization with Material Technology, Inc. whereby 4,000,000 share issued and outstanding of SecurFone America, Inc. were exchanged for 4,500,000 share issued of Material Technology, Inc. As a result of the reorganization, there were 5,000,216 share issued and outstanding and 1,000,000 shares authorized. The account of $36,173 was transferred from the common stock account to the additional paid-in-capital account to reflect the par value change from $.01 to $.001 per share.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

Note 6.  COMMON STOCK (continued)

         On November 13, 1997 the Company registered with the Securities and
             Exchange Commission on Form S-8 (the "S-8 filing") 1,000,000 shares under the 1997 Stock Option Plan to grant incentive stock options and non-qualified stock options to officers and key employees. At the same time a similar registration for 250,000 shares under the 1997 Director Non-qualified Stock Option Plan was made. At various dates the Company granted stock options under the two stock option plans totaling 830,900 shares consisting of 300,000 shares at an option price of $1.00 per share, 130,900 shares at an option price of $2.50 per share and 400,000 shares at an option price of $0.10 per share. These options are exercisable during 1997 and 1998. These shares are recorded as $1,227,250 Selling, General & Administrative (SG&A) expense and additional paid in capital stock options at the grant date in accordance with Statement of Financial Accounting Standards NO. 123 (SFAS 123) "Accounting for Stock-Based Compensation."

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

         On May 12, 1998 35,000 shares were issued in connection with credit accommodations provided to the Company by investors as discussed in
             Note 1.

         As of June 30, 1998, a total of 100,000,000 shares were authorized and 6,000,216 shares were issued and outstanding.

Note 7.  LOSS ON SECURFONE NEW YORK

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


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

Note 8. RELATED PARTIES

         A Director of the Company is also a partner in the law firm which represents the Company in its legal matters.

Note 9.  INCOME TAXES

         Income taxes are provided based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards NO. 109 (FASB 109). The provision for income taxes differs from the amounts currently payable because of timing differences in the recognition of certain income and expense items for financial and tax reporting purposes.

         FASB 109 uses the asset and liability method to account for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

         At June 30, 1998 and 1997 the Company has net operating loss carryforwards for federal income and state income tax purposes. These carryforwards may provide future tax benefits. The federal net operating loss will begin to expire in 2011, if not utilized to offset taxable income. Various state net operating loss carryforwards will begin to expire earlier. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

         An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero. It cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Note 10. COMMITMENTS AND CONTINGENCIES

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses totaling $7,218,114 since its inception, of which $5,947,250 represented expenses associated with stock-based compensation plans as noted at Note 6.

         The continuing losses resulting from operations, and not necessarily those costs associated with stock-based compensation plans, are an indication that the Company may not be able to continue to operate without additional cash infusion. The Company has been and is currently seeking private and public equity and bridge loans in order to finance operations. The Company has retained business advisory firms to assist the Company in meeting its financing needs.

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


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

Note 10. COMMITMENTS AND CONTINGENCIES (continued)

         In November, 1997 the Company entered into an annual employment agreement with it's Chief Executive Officer. The employment agreement automatically renews annually. The agreement reduced the base salary by $5,833 per month until the earlier of May 1, 1998 or a time that the Board determines capital and revenue to be sufficient for payment. The salary reduction continued and had not been paid as of June 30, 1998. As a result, a total of $46,664 of unpaid salary has been accrued and recorded as of June 30, 1998.

         The employment agreement was subsequently terminated and the unpaid salary settled. See Note 12, Subsequent Events.

Note 11. QUARTERLY INFORMATION

         Following is computational information for earnings per share information calculated under Statement of Financial Accounting Standards No. 130, Earnings Per Share (EPS) which is effective for periods beginning after December 15, 1997.

                                            Quarter Ended June 30, 1998            Quarter Ended June 30, 1997
                                     --------------------------------------   --------------------------------------
                                        Income         Shares     Per Share    Income          Shares      Per Share
                                     (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)   Amount
                                     -----------   -------------  ---------   -----------   -------------  ---------
           BASIC EPS
           Income (loss) available
           to common
                stockholders
                                     $ (678,100)     5,982,716     $ (.11)    $   72,415       4,000,000     $ .02

           EFFECT OF DILUTIVE SECURITIES

           Stock Options                                     0*                                        0
                                                      --------                                  --------

           DILUTED EPS
           Income available to
           common stockholders and
           assumed conversions
                                     $ (678,100)     5,982,716     $ (.11)    $   72,415       4,000,000     $ .02

         * SFAS 128 requires the use of weighted averages for stock outstanding during the quarter. Although stock options issued under company plans exercise prices were below the average market price of the common shares, they were not computed in calculating diluted earnings per share because SFAS 128 does not include stock dilutions that would reduce per share losses. Outstanding stock options would have increased outstanding shares by 683,278 if computed.

         At June 30, 1998 830,900 stock options were issued, 500,000 were vested and none had been exercised.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

Note 12. SUBSEQUENT EVENTS

         On June 16, 1998 the Company executed a Letter of Intent with Young
             Management Group for securing new capital, and agreeing to the proposed acquisition of SCIES, Inc. ("SCIES"), a privately-held, development stage provider of Internet telephony software, systems and services that is headquartered in Reston, Virginia. SCIES is a provider of both software and gateway hardware for Internet Telephone transmission. Negotiations for the purchase of SCIES have centered on SCIES' ability to support SecurFone America, Inc.'s entry into new related voice-over-IP markets (i.e. Internet Telephony), as well as reduce the Company's networking costs and providing the company with a platform to ensure lower costs for terminating international calls. It is anticipated that the proposed SCIES transaction would be made entirely with unregistered common stock of the company. Structure of the final funding provided by Young Management Group was contingent upon completion of a definitive business agreement between the Company and Young Management Group.

         On August 1, 1998, Young Management Group declined to meet it's funding obligation payable at that date and the funding agreement was terminated. Total funds provided to the company by Young Management Group during May through July 1998 were $115,000 and were recorded as loans to the Company. The planned SCIES acquisition has not yet been completed. SCIES is now co-located with the Company and is operating as a strategic partner of the company.

         William P. Stueber, II, Chief Executive Officer and a Director, announced plans to leave the Company and pursue other interests effective November 1, 1998. The Company executed a settlement agreement with Mr. Stueber on February 8, 1999 to resolve all outstanding Company obligations related to his employment with the Company in exchange for a payment of $50,000 payable not later than April 1, 1999.

         On September 11, 1998, the Company's Chief Operating Officer and a
             Director, Derek Davis, resigned to pursue other interests. Mr. Davis agreed to be available to Company executives for a period of two months, without compensation, in order to ensure a smooth transition of tasks and responsibilities to the new management team.

         Paul B. Silverman executed an employment agreement assuming the role of Chief Executive Officer as of November 1, 1998. Mr. Silverman was also granted options to acquire 100,000 shares of the Company's stock upon execution of the employment agreement, and qualified incentive stock options to acquire up to 300,000 additional shares of the Company's stock based on achievement of company goals established by the Board of Directors. Mr. Silverman was subsequently elected Director of the Company on December 11, 1999. Mr. Silverman was granted options to acquire 50,000 shares of the Company's stock consistent with the terms of the Company's 1997 Director's Option Plan.

         Additional cash advances totaling $517,000 have been obtained from unrelated parties between July 1, 1998 and October 1, 1998.

         On August 21, 1998, $1,000,000 of advances payable were exchanged for a $1,000,000 convertible debenture. It has a 12% interest rate which is payable quarterly. The principal is payable on the earlier of; the company's receipt of at least $8 million proceeds from a public offering of company securities or August 21, 2001. Nondetachable warrants for 500,000 shares exercisable at $2.72 per share were issued in connection with the convertible debenture. The warrants expire August 21, 2003.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

Note 12. SUBSEQUENT EVENTS (continued)

         On August 21, 1998 $100,000 of advances payable were exchanged for a $100,000 note payable due November 1, 1998 with 10% interest. The note is secured by 50,000 shares of common stock. The company has agreed to a $20,000 origination fee in connection with the loan which is payable at maturity.

         On November 17, 1998, the Company issued 41,665 shares of the
             Company's unregistered common stock and cash payment of $2,500 to Strategica Group for investment banking services and bridge funding.

         On October 19, 1998, SecurFone returned marketable securities to
             Material Technologies, Inc. ("Matech II"), consisting of 560,000 shares of Matech II common stock, which was pledged as collateral on $50,000 note payable to Matech II in exchange for the cancellation of the note.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following describes certain factors which produced changes in the results of operations of SecurFone America, Inc. (the "Company") during the first half and second quarter of 1998 and as compared with comparable periods in 1997 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented in this Quarterly Report.

     Certain matters discussed in this Quarterly Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "-- Forward-Looking Statements."

OVERVIEW

     The Company develops and markets prepaid wireless products and services in various markets throughout the United States. The Company has been in its development stage since its inception in May 1996. The Company has substantially completed development of all major aspects of its prepaid wireless network systems and now plans to implement the marketing and sales programs necessary to create a sustainable revenue base. The Company also plans to develop the necessary back office and administrative support systems to support the business. Additional funding will be required to support these new activities. The Company has initiated its commercial product launch on a limited basis, with broad-scale marketing and distribution efforts starting in the first quarter of 1998.

     The products and services that the Company developed during its start-up phase were initially introduced to a limited number of U.S. cities to fully test the network, administrative, engineering and marketing infrastructure prior to full-scale roll-out. The Company invested significant capital and effort to develop its network, software, routing and carrier interface technology, for the hiring and development of an experienced management team, and the initial introduction of services to the roll-out markets. The Company may, from time to time, make increasing expenditures to expand its available network capacity as demand increases. The ability of the Company to meet its business growth objectives will depend on securing substantial new funding for advertising and promotion activities, as well as funding for securing new distribution channels. To effectively manage the Company's growth and maintain quality controls over its services and network, the Company must also expand its internal management, technical and accounting systems, all of which will require substantial investment.

RECENT EVENTS

MANAGEMENT CHANGES

     Willliam P. Stueber, II, Chief Executive Officer and a Director, left the Company to pursue other interests effective November 1, 1998. The Company has negotiated a settlement with Mr. Stueber to resolve all outstanding Company obligations related to his prior employment by the Company.

     On September 11, 1998, the Company's Chief Operating Officer and a Director, Derek Davis, resigned to pursue other interests. Mr. Davis agreed to be available to company executives for a period of two months, without compensation, in order to ensure a smooth transition of tasks and responsibilities to his replacement.

     Paul B. Silverman executed an employment agreement assuming the role of Chief Executive Officer effective November 1, 1998. Mr. Silverman was also granted options to acquire 100,000 shares of the Company's stock upon execution of the employment agreement. The agreement also


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

provides for the issuance of qualified incentive options to acquire up to an additional 300,000 shares of the Company's stock based on achievement of company goals established by the Board of Directors. Mr. Silverman was subsequently elected a Director of the Company on December 11, 1998. Mr. Silverman was granted options to acquire 50,000 shares of the Company's stock consistent with the terms of the Company's 1997 Director's
Option Plan.

NEW INTERNATIONAL BUSINESS DEVELOPMENTS

     On August 20, 1998, the Company announced a strategic alliance with Microwave Designs International, Inc., a wireless system engineering firm providing wireless engineering services to telephone companies, competitive local exchange carriers and operators worldwide. The Company has appointed a local representative in Brazil and is now discussing several wireless and prepaid project opportunities in Brazil, including developing a prepaid cellular services systems to serve selected rural areas within Brazil. To further develop its international business, the Company is discussing plans to join an international consortium in Brazil with several partners to pursue national wireless and telecommunications system projects. The Company is seeking to leverage its core capabilities in the areas of designing and provisioning prepaid cellular systems, and capitalize on the capabilities of the technical and financial resources provided by the other consortium partners. The Company will require additional funding to both secure and successfully complete these projects.

NEW FUNDING

     On June 16, 1998, the Company executed a Letter of Intent with Young Management Group ("YMG") for securing new capital, and agreeing to the planned acquisition of SCIES, Inc. ("SCIES"), a privately-held, development stage provider of Internet telephony software, systems and services that is headquarted in Reston, Virginia. Structure of the final funding provided by YMG was contingent upon completion of a definitive business agreement between the Company and YMG.

     On August 1, 1998, YMG declined to meet its funding obligation payable at that date and the funding agreement was terminated. Total funds provided to the Company by YMG during May through July 1998 were $115,000, and were recorded as loans to the company. The planned acquisition of SCIES, Inc. has not yet been completed. SCIES is now co-located with the Company and is operating as a strategic partner of the Company. See "Other Information."

     Recognizing that new funding is essential to meet the Company's core business objectives as well as expand into new business areas, the Company has pursued several options.

     On November 17, 1998, the Company entered into a relationship with the Strategica Group for investment banking services and bridge funding. For services rendered, Strategica Group was issued 41,665 shares of the Company's unregistered common stock and received a cash payment of $2,500. Due to delays encountered in securing new funding, the Company, on January 11, 1999, terminated its business relationship with Strategica and elected to pursue other new funding alternatives. To support the Company's new planned initiatives in wireless system engineering and Internet telephony, the Company pursued the sale of selected assets as described below.

     On February 4, 1999, the Company executed a Purchase Agreement with All Points Telecom, Inc. (APT), a privately-held telecommunications firm, whereby APT would acquire a controlling interest in the Company through the purchase of
4.5 million shares of the Company's common stock from Montpilier Holdings, Inc. ("Montpilier"). Montpilier is the principal stockholder of the Company and is owned indirectly by Michael M. Grand, a Director of the Company. Under terms of the Purchase Agreement, APT would also loan up to $1.8 million at time of closing to the Company. The proceeds of this loan would be used to repay existing debt and provide additional working capital to meet the Company's growth needs. Paul B. Silverman will continue to serve as Chief Executive Officer of the Company upon completion of the transaction. The proposed transaction is scheduled to close in the first quarter of 1999, and is contingent upon due diligence now in progress. There can be no assurances that the proposed APT transaction will be completed as expected, or at all.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

  SALE OF SELECTED ASSETS AND LINES OF BUSINESS

     On January 30, 1999, the Company executed a previously announced agreement with Teledata World Services, Inc. ("Teledata") (OTC/BB:TWOS), whereby certain prepaid cellular assets would be sold to Teledata for cash and Teledata common stock. Under the terms of the agreement, Teledata would acquire all outstanding shares of SecurFone, Inc., a wholly owned operating subsidiary of the Company, for $498,000 in cash and 600,000 shares of unregistered Teledata common stock. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the Buy-The-Minute-TM- ("BTM") product and selected distribution channels. Under terms of the agreement, the Company will continue to offer prepaid cellular services and may establish resale and joint service arrangements to serve selected markets. The Company is also negotiating a Management Services and Support (MSS) contract with Teledata whereby the Company would provide management and operational support services to Teledata for a minimum period of three months. During the period until closing, the Company is supporting the provision of selected prepaid products and services by Teledata. To cover the cost of these services in the interim period prior to closing the transaction, the total funds provided to the Company by Teledata through February 1999 were $248,000, which were recorded as loans to the Company.

     The proposed sale is consistent with the Company's planned strategy of building on core strengths in planning, designing and operating prepaid cellular services to pursue wireless system engineering and integrated voice over IP service (i.e., Internet telephony) opportunities in the United States and overseas. The Company plans to continue to offer prepaid wireless services, focusing on higher margin opportunities, primarily through resale. Subject to securing appropriate regulatory approvals, the proposed transaction is expected to be completed in the second quarter 1999. There can be no assurances that the proposed transaction with Teledata will be completed as expected, or at all.

MATERIAL TECHNOLOGIES STOCK TRANSFER

     On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. ("Matech I") (formerly Tensiodyne Scientific Corporation) and became a publicly-traded corporation. In connection with the transaction, the Company retained 560,000 shares of Material Technologies, Inc. ("Matech II") Class A Common Stock.

     In July, 1997, Sherman Baker and certain Matech I shareholders associated with Mr. Baker ("Baker Group") disputed the distribution of Matech II shares issued to Robert M. Bernstein, the Chief Executive Officer and major shareholder of Matech I. As a result of Mr. Baker's claims and demand, SecurFone delayed finalizing the July 31, 1997 transaction until all disputes between Matech I and its shareholders was resolved.

     On October 22, 1997, the Baker Group filed a claim against Mr. Bernstein for breach of contract and for inducing the group to enter into an exchange agreement in connection with the SecurFone transaction. As a result of the Baker Group's claims against Mr. Bernstein and in order to close the SecurFone transaction, Mr. Bernstein placed 150,000 of his personally-held SecurFone shares in escrow subject to a resolution of the Baker Group's claims. SecurFone also withheld payment of $50,000 and executed a $50,000 promissory note (the "Note") with a demand for payment contingent on, among other items, the release of all claims from the Baker group toward SecurFone. The 560,000 shares of Matech II stock held by SecurFone was pledged as collateral on the Note.

     On July 31, 1998, the Barker Group entered into a settlement agreement with Bernstein and Matech II and on August 18, 1998, the Baker Group filed a Release of Claims against SecurFone. Pursuant the original transaction, Matech II was entitled to the balance of $50,000 owed by SecurFone, and demanded payment, on October 5, 1998. The SecurFone Board of Directors reviewed the situation on October 9, 1998, and determined that given the illiquidity of the Matech II stock, and the current financial condition of the Company, it was in the Company's best interests to allow Matech II to acquire the pledged stock in cancellation of the Note.

     On October 9, 1998, Matech II served notice to SecurFone of their default on the Note. On October 19, 1998, SecurFone returned to Matech II the 560,000 shares of its Common stock which was pledged as collateral on the Note and the Note was cancelled.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

PRODUCT LINES

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

RESULTS OF OPERATIONS:

SECOND QUARTER OF 1998 COMPARED TO SECOND QUARTER OF 1997

  REVENUES

     The Company only began full-scale operations in the first quarter of 1998; accordingly, a detailed comparison of revenues and expenses between the second quarter of 1998 and the second quarter of 1997 is not meaningful. Prepaid cellular revenues for the second quarter of 1998 increased to $117,368 from $3,023 in the second quarter of 1997. The increase was a result of the Company marketing and selling its switch-based prepaid cellular product in the Atlanta, Boston, Baltimore, Cleveland, Chicago, Detroit, Houston, Miami, New Jersey, New York, Orlando, Philadelphia, San Diego, San Francisco, and Tampa markets. The Company expects that SFN and CNS, assuming adequate funds are available for advertising and promotion, will grow at a strong rate on a long-term basis. The Company is seeking new funds to promote sales and to ensure a strong market launch of the BTM product.

--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

  COST OF GOODS SOLD

     Total cost of goods sold for the second quarter of 1998 increased to $130,691 from $24,784 in the second quarter of 1997 primarily due to the Company introducing the sale of its SFN switch-based product in the various markets discussed above and due to an increase in fixed telephony charges associated with market expansion.

  GROSS PROFIT/MARGIN

     Gross loss for the second quarter of 1998 decreased to $13,323 compared with a loss of $21,761 in the second quarter of 1997. The gross profit margin for the second quarter of 1998 was negative because of the increase in the fixed portion of the cost of goods sold caused by continued market expansion. The Company opens certain markets and immediately incurs activation and access fees for lines ordered in those markets. As a result, the Company is subject to cost of goods sold charges before any sales have been completed in specific markets.

  OPERATING EXPENSES

     Selling, general and administrative expenses increased to $570,765 in the second quarter of 1998 from $278,770 in the second quarter of 1997. The increase in selling, general and administrative expenses was primarily due to the hiring and development of an experienced management team and wages and associated taxes increased in the second quarter of 1998 to $192,665 from $71,155 in the second quarter of 1997. In addition, the continued introduction of services to the roll-out markets to develop the Company's network, software, routing and carrier interface technology increased network expenses in the second quarter of 1998 to $23,261 from $0 in the second quarter of 1997. Rent paid increased in the second quarter of 1998 to $21,716 from $12,299 in the second quarter of 1997 primarily due to the Company's expansion of its headquarters in San Diego and its customer service operations in Miami and associated equipment rentals. Legal and professional fees increased to $68,967 in the second quarter of 1998 from $48,485 in the second quarter of 1997 due to the Company's increased need for assistance in technological developments, accounting regulations and Public Utilities Commission, Federal Communications Commission and Securities and Exchange Commission requirements. In addition, the Company recorded amortization and depreciation expenses of $29,623 in the second quarter of 1998 versus $2,780 in the second quarter of 1997.

     Loss from operations in the second quarter of 1998 increased to $584,088 from $300,531 in the second quarter of 1997 due to increased costs associated with the launch of the Company's products and related expenses. Net loss in the second quarter of 1998 increased to $663,100 from net income of $72,415 in the second quarter of 1997. The net loss in the second quarter of 1998 was reduced by a $490,000 unrealized gain on marketable securities that the Company holds which resulted in a comprehensive loss of $173,100 or $0.11 per share in the second quarter of 1998.

  ROYALTY REVENUE

     The Company licensed, in a limited number of instances, certain distribution rights in various markets for a license fee. Royalty revenue from the sale of license rights was $0 in the second quarter of 1998 compared to $400,000 in the second quarter of 1997. The Company does not anticipate any additional 1998 revenues to be derived from the sale of licenses. Due to the potential impact of exclusive distribution rights on the Company's future marketing options, the Company does not anticipate, at this time, offering similar licenses.

  OTHER EXPENSES

     Interest expense increased to $77,363 in the second quarter of 1998 from $27,054 in the second quarter of 1997. The increase was primarily due to 35,000 shares of the Company's stock that was issued to investors who renewed letters of credit to April 1999 on behalf of the Company which are posted with the Company's underlying telephony service providers for the purpose of provisioning service to initial roll-out markets. Additional interest expense has been incurred as a result of $702,000 that was loaned to the Company by private investors as of June 30, 1998.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

FIRST HALF OF 1998 COMPARED TO FIRST HALF OF 1997

REVENUES

     Prepaid cellular revenues for the first half of 1998 increased to $275,472 from $5,684 in the first half of 1997. The increase was as a result of the Company marketing and selling its switch-based prepaid cellular product in the Atlanta, Boston, Baltimore, Cleveland, Chicago, Detroit, Houston, Miami, New Jersey, New York, Orlando, Philadelphia, San Diego, San Francisco, and Tampa markets.

COST OF GOODS SOLD

     Total cost of goods sold for the first half of 1998 increased to $228,756 from $25,234 in the first half of 1997 primarily due to the Company introducing the sale of its SFN switch-based product in the various markets discussed above and due to an increase in fixed telephony charges associated with market expansion.

GROSS PROFIT/MARGIN

     Gross profit for the first half of 1998 increased to $46,716 compared with a loss of $19,550 in the first half of 1997. The gross profit margin for the first half of 1998 was 17% as compared with a negative 343.9% in the first half of 1997. The increase in profit margin was due to the increased utilization of the fixed portion of the cost of goods sold caused by continued market expansion. The Company opens certain markets and immediately incurs activation and access fees for lines ordered in those markets. As a result, the Company is subject to cost of goods sold charges before any sales have been completed in specific markets. Once significant market expansion is completed, however, the fixed portion of cost of goods sold should decrease as a percent of total cost of goods sold which, the Company believes, should positively impact the overall gross profit.

OPERATING EXPENSES

     Selling, general and administrative expenses increased to $1,235,878 in the first half of 1998 from $512,111 in the first half of 1997. The increase in selling, general and administrative expenses was primarily due to the hiring and development of an experienced management team and wages and associated taxes increased in the first half of 1998 to $393,258 from $71,155 in the first half of 1997. In addition, the continued introduction of services to the roll-out markets to develop the Company's network, software, routing and carrier interface technology increased network expenses in the first half of 1998 to $23,261 from $0 in the first half of 1997. Rent paid increased in the first half of 1998 to $47,151 from $15,702 in the first half of 1997 primarily due to the Company's expansion of its headquarters in San Diego and its customer service operations in Miami and associated equipment rentals. Legal and professional fees increased to $181,143 in the first half of 1998 from $57,523 in the first half of 1997 due to the Company's increased need for assistance in technological developments, accounting regulations and Public Utilities Commission, Federal Communications Commission and Securities and Exchange Commission requirements. In addition, the Company recorded amortization and depreciation expenses of $59,246 in the first half of 1998 versus $11,362 in the first half of 1997.

     Loss from operations in the first half of 1998 increased to $2,809,162 from $531,661 in the first half of 1997 due to increased costs associated with the launch of the Company's products and related expenses. Net loss in the first half of 1998 increased to $ 2,815,980 from a net loss of $207,695 in the first half of 1997. A large portion of the net loss in the first half of 1998 was due to an accounting cost entry of $1,620,000 associated with the issuance of stock options to the Company's President William Stueber. The net loss for the first half of 1998 was, however, reduced by a $770,000 unrealized gain on marketable securities that the Company holds which resulted in a comprehensive loss of $2,045,980 or $0.48 per share as compared to $207,695 or $0.04 per share for the first half of 1997.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

ROYALTY REVENUE

     The Company licensed, in a limited number of instances, certain distribution rights in various markets for a license fee. Royalty revenue from the sale of license rights was $100,000 in the first half of 1998 compared to $400,000 in the first half of 1997. The Company does not anticipate any additional 1998 revenues to be derived from the sale of licenses.

OTHER EXPENSES

     Interest expense increased to $105,169 in the first half of 1998 from $27,054 in the first half of 1997. The increase was primarily due to 35,000 shares of the Company's stock that was issued to investors who renewed letters of credit to April 1999. The issuance of the shares resulted in an additional accounting cost entry of $35,000 that was recorded as an interest expense for the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expects that such losses will continue to increase as the Company focuses on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations will not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is continually reviewing various sources of additional financing to fund its growth. As of June 30, 1998, the Company had received advances in the amount of $842,000 from private investors.

     The Company is required by underlying wireless carriers to post irrevocable letters of credit to secure the purchase of airtime. As the Company's activation and sales volume increase, it is likely that these underlying carriers will seek additional security in the form of increased letter of credit guarantees. Prompt payment history, as well as overall financial condition will also effect each carrier's decision to stabilize, increase or eliminate these financial guarantees. The Company has an agreement with two investors that may obtain letters of credit of up to $1.0 million that are secured by their personal assets (the "LC Agreement"). These investors have renewed the LC Agreement through April 1, 1999. As compensation for their initial agreement to provide letters of credit, the Company issued warrants to these investors to purchase a total of 225,000 shares of Common Stock (the "LC Warrants"). In connection with the renewal of the LC Agreement, the Company issued a total of 35,000 additional shares of Common Stock to these investors. An amount of $35,000 was recorded as interest expense in the second quarter of 1998 for the issuance of the shares. An additional $35,000 interest expense will be recorded in each of the next three quarterly periods to fully reflect the cost of the issuance of the 35,000 shares.

     At June 30, 1998, the Company had cash and cash equivalents of $36,123. In addition, the Company had accounts receivable totaling $63,427 from the sale of the Company's switch-based debit cellular product. Net cash used by operating activities was $925,507 in the first half of 1998 compared to $898,098 in the first half of 1997. Net cash used in investing activities in the first half of 1998 was $12,457 used to purchase equipment as compared with $282,641 in the first half of 1997. Net cash provided by financing activities in the first half of 1997 totaled $966,580 which consisted primarily of $827,000 in advances forwarded to the Company from private investors as compared with $1,244,168 in the first half of 1997 which consisted primarily of capital contributions of $1,095,800.

     In order to continue at its current rate of network development and expansion, the Company will require additional, non-revenue related financing of approximately $1.25 million for 1999 to fund operating losses and to purchase additional computer hardware and software which will allow the Company to increase its call capacity and efficiency. The Company will also require an additional letter of credit facility of $2.0 million to secure the necessary air time from underlying carriers in order to support the proposed market roll-out and expansion. The Company is continuing negotiations to secure this additional funding from all possible sources. Possible plans call for raising of funds through the sale of private and/or public equity and continued debt financing. If the Company


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

fails to obtain the above short-term financing within 90 days it will not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations.

     To meet the Company's funding needs, the Company retained American Express Tax and Business Services to provide investment banking services for the Company. American Express is continuing to assist the Company in exploring funding options with various funding sources.

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

YEAR 2000

     The Company utilizes two different computer systems. The network telephony system used in call routing and rating consists of three components, presently the Bull Mini Computer, Apex interactive voice response ("IVR") unit which is Intel based, and accounting and debit software. According to the vendor, the Bull and Apex IVR are presently Year 2000 compliant. The Company recently upgraded the accounting and debit software to INFORMIX, which is Year 2000 compliant, in late 1998. The Company's administrative computer network utilizes accounting, database, and computational software that are all Year 2000 compliant according to management's recent discussions with its vendors. As a result, management does not anticipate any material adverse effect to the operations of the Company with respect to the Year 2000 problem.

     While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of the Company's customers and suppliers, and thus indirectly affect the Company. Generally, the Company requires its key vendors and suppliers to certify they are Year 2000 compliant. With respect to other vendors and suppliers with which the Company's systems interface and exchange data, the Company expects to initiate communication on an ongoing basis to discuss their Year 2000 compliance. The Company has not determined the exact costs and expenses it expects to incur relating to preparation of its systems for the Year 2000. Based on current assessments and compliance plans in process, the Company does not expect that the Year 2000 issue, including the cost of making its critical systems and applications compliant, will have a material effect on its business operations, or its financial position or results of operations. However, if appropriate modifications are required by the Company's key suppliers and vendors, and if those modifications are not made on a timely basis, the Company's actual costs or timing for Year 2000 compliance may differ materially


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

from current estimates. There can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

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

- INSUFFICIENT CAPITAL TO CONTINUE OPERATIONS. As the Company continues to implement its business plan and market roll-out schedule, present sources of financing will not be adequate to support the Company's increased cash needs. In addition, present and planned sources for financial guarantees to provide the Company's underlying wireless and land line service providers with increased face value amounts of irrevocable letters of credit for the purpose of securing wholesale wireless and land line air time may not be adequate. If the Company fails to obtain necessary short-term financing, it will not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations.

- FAILURE OF PLANNED TRANSACTIONS. The Company is presently involved in several proposed transactions, including the sale of a significant portion of the Company's assets to Teledata, the proposed acquisition of SCIES, and a loan from All Points Telecomm. See "Management's Discussion and Analysis or Plan of Operation - Recent Events." There can be no assurances that these transactions will be completed as planned, or at all. The failure of any of these transactions could materially and negatively impact the Company and its business.

- POSSIBLE DELISTING. Because of recent changes in the Nasdaq listing rules, the Company's common stock could be delisted from trading on the Nasdaq Over-the-Counter Bulletin Board Service, unless the Company makes required filings with the Securities and Exchange Commission. See "Other Information." If the Company's stock were to be delisted, there would be no public market for the stock and stockholders would be unable to liquidate their investment. Although the Company intends to make the required filings with the Securities and Exchange Commission and retain its stock listing on the Nasdaq OTC:BB, there can be no assurances that it will be able to do so.

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

- COMPETITION. The prepaid cellular industry has become increasingly competitive due to the entry of large, well financed wireless carriers into the prepaid market. Other potential competitors include companies with substantially greater financial and marketing resources than those of the Company. Although the Company


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

     believes that its products are unique, no assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. The Company may not be able to operate successfully in this competitive environment.

- DEPENDENCE ON UNDERLYING CELLULAR AND LONG DISTANCE CARRIERS. The Company is currently dependent on a limited number of domestic wireless and long distance carriers to provide access for its services. Although the Company believes that it currently has sufficient access to transmission facilities and long distance networks on favorable terms, and believes that its relationships with carriers is satisfactory, an increase in the rates charged by carriers would have a material adverse effect on the Company's operating margins. Failure to obtain continuing access to such facilities and networks on favorable terms, would also have a material adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.

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


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATIOn

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters has not had a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     No defaults upon senior securities occurred during the second quarter of 1998. In the fourth quarter of 1998, the Company defaulted in the payment of a $50,000 note payable to Matech I. The Note was subsequently satisfied and cancelled. See "Management's Discussion and Analysis or Plan of Operation -- Recent Events -- Material Technologies Stock Transfer."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the second quarter of 1998.

ITEM 5.  OTHER INFORMATION.

     On June 16, 1998, the Company executed a Letter of Intent with Young Management Group for securing new capital, and agreeing to the planned acquisition of SCIES, a privately-held, development stage provider of Internet telephony software, systems and services that is headquarted in Reston, Virginia. The structure of the final funding was contingent upon completion of a definitive business agreement between the Company and Young Management Group. On August 1, 1998, Young Management Group declined to meet its funding obligation payable at that date and the funding agreement was terminated. The planned acquisition of SCIES has not yet been completed due to lack of funding. SCIES is now co-located with the Company and is operating as a strategic partner of the Company. See "Management's Discussion and Analysis or Plan of Operation - New Funding."

     The Company believes that the acquisition of SCIES may allow it to pursue new related voice-over-IP opportunities (i.e., Internet telephony), and lower existing networking costs as well as costs for terminating international calls. The proposed acquisition calls for the Company to issue shares of its unregistered Common Stock to purchase SCIES. If the acquisition is consummated, SCIES will operate as a wholly-owned subsidiary of the Company. The acquisition is subject to final due diligence, contract preparation, regulatory approval and new funding consistent with the Letter of Intent. There can be no assurance that the acquisition of SCIES will be consummated on the proposed terms, or at all.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) There are no exhibits being filed with this Quarterly Report.

     (b) The Company did not file any reports on Form 8-K during the second quarter of 1998.


--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1998
--------------------------------------------------------------------------------

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SecurFone America, Inc.


Date: March 15, 1999              /s/ Paul B. Silverman
                                  ----------------------------------------------
                                  By Paul B. Silverman,  Chief Executive Officer


--------------------------------------------------------------------------------
                                    Page 27