Form 10QSB
period 1998-09-30
SECURFONE AMERICA INC
filed 1999-04-15
CIK 929425

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-QSB
(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.

/ /  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from         to
                                   ---------   ---------

                      Commission file number: 33-83526

                          SECURFONE AMERICA, INC.
--------------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                 34-1833574
-------------------------------------    ---------------------------------------
     (State of Incorporation)             (I.R.S. Employer Identification No.)


          5850 OBERLIN DRIVE, SUITE 220 SAN DIEGO, CALIFORNIA        92121
--------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)


                                 619-677-5580
     -------------------------------------------------------------
            (Issuer's Telephone Number, Including Area Code)


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

COMMON STOCK, $0.001 PAR VALUE PER SHARE: 6,091,881 (AS OF MARCH 1, 1999)
--------------------------------------------------------------------------------


     Transition Small Business Disclosure Format (check one):

     Yes          No   X
         -----       -----

                           SECURFONE AMERICA, INC.

                        QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                               TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
PART I -- FINANCIAL INFORMATION................................................2
   Item 1. Financial Statements................................................2
   Item 2. Management's Discussion and Analysis or Plan of Operation..........16

PART II -- OTHER INFORMATION..................................................26
   Item 1. Legal Proceedings..................................................26
   Item 2. Changes in Securities and Use of Proceeds..........................26
   Item 3. Defaults Upon Senior Securities....................................26
   Item 4. Submission of Matters to a Vote of Security Holders................26
   Item 5. Other Information..................................................26
   Item 6. Exhibits and Reports on Form 8-K...................................26


                                 -- Page 1 --

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

       Consolidated Balance Sheets.............................................3

       Consolidated Statements of Operations...................................4

       Consolidated Statements of Stockholders' Equity.........................5

       Consolidated Statements of Cash Flows...................................6

       Notes to Financial Statements........................................7-15

                                 -- Page 2 --

                           CONSOLIDATED BALANCE SHEET
                          SEPTEMBER 30, 1998 AND 1997

                                  ASSETS

                                                       1998         1997
                                                    -----------  ----------
CURRENT ASSETS:
  Cash & cash equivalents                           $     3,093  $    4,099
  Royalties receivable                                       --     300,000
  Accounting receivable, net                             41,372       9,903
  Marketable securities                                 490,000          --
  Inventory                                                  --      20,641
  Prepaid expenses                                       70,000         615
                                                    -----------  ----------

    Total current assets                                604,465     335,258

PROPERTY AND EQUIPMENT, -net of
  accumulated depreciation                              200,772     257,099

OTHER ASSETS:
  Investments                                                --          --
  Note receivable including accrued interest                 --      87,453
  Intangible assets, net of
    accumulated amortization                            214,655     283,119
  Deposits                                                1,225       1,225
                                                    -----------  ----------
    Total other assets                                  215,880     371,797
                                                    -----------  ----------
    Total assets                                    $ 1,021,117  $  964,154
                                                    -----------  ----------
                                                    -----------  ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1998         1997
                                                    -----------  ----------
CURRENT LIABILITIES:
  Bank overdraft                                    $    19,033  $       --
  Accounts payable & accrued liabilities                415,489     199,007
  Accrued payroll                                        64,163       3,674
  Notes payable                                         315,000          --
  Current portion of long term liabilities               59,236      47,449
                                                    -----------  ----------

    Total current liabilities                           872,921     250,130
                                                    -----------  ----------

LONG-TERM LIABILITIES:
  Advances payable                                      140,000          --
  Notes payable--net of current portion                 911,000      50,000
  Obligation under capital leases--net of current        66,473      92,260
    portion
                                                    -----------  ----------

    Total long term liabilities                       1,117,473     142,260
                                                    -----------  ----------

    Total liabilities                                 1,990,394     392,390
                                                    -----------  ----------

DEFERRED ROYALTY REVENUE                                     --     300,000

STOCKHOLDERS' EQUITY:
  Common stock--SecurFone America, Inc. $.001 par         5,930      41,200
    value, authorized 100,000,000 shares,
    outstanding 6,050,216 shares on September 30,
    1998 and 5,000,000 shares at September 30,
    1997
  Additional paid in capital                          4,330,145   1,054,600
  Additional paid in capital--stock options           2,874,475          --
  Deficit accumulated during the development stage   (5,157,131)   (824,036)
  Retained earnings (deficit)                        (3,022,696)         --
                                                    -----------  ----------

    Total stockholders' equity                         (969,277)    271,764
                                                    -----------  ----------


See accompanying notes.

                                 -- Page 3 --

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1998 AND 1997

                                                                      1998                       1997
                                                            -------------------------  -------------------------
                                                            three months  nine months  three months  nine months
                                                            ------------  -----------  ------------  -----------
REVENUES                                                     $   52,878    $ 328,350    $   33,698    $  39,382

COST OF GOODS SOLD                                              151,522      380,278        26,128       51,362
                                                            ------------  -----------  ------------  -----------
    Gross profit                                                (98,644)     (51,928)        7,570      (11,980)

OPERATING EXPENSES:
  Selling, general and administrative                           492,261    1,743,300       652,899    1,284,805
  Stock-based compensation                                           --    1,620,000            --           --
                                                            ------------  -----------  ------------  -----------
                                                                492,261    3,363,300       652,899    1,284,805

    Income (loss) from operations                              (590,905)  (3,415,228)     (645,329)  (1,296,785)
                                                            ------------  -----------  ------------  -----------

OTHER INCOME (EXPENSE):
  Royalty revenue                                                    --      100,000       550,000      950,000
  Interest income                                                    --           --         7,218        7,218
  Interest expense                                              (88,832)    (194,001)      (22,975)     (50,029)
  Loss on abandonment -- SFNY                                        --           --            --      (48,980)
                                                            ------------  -----------  ------------  -----------

    Total other income (expense)                                (88,832)     (94,001)      534,243      858,209
                                                            ------------  -----------  ------------  -----------

  Provision for income tax                                       (1,818)      (3,467)           --           --
                                                            ------------  -----------  ------------  -----------

      Net income (loss)                                        (681,555)  (3,512,696)     (111,086)    (438,576)
                                                            ------------  -----------  ------------  -----------

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized Gains on Securities                               (280,000)     490,000            --           --
                                                            ------------  -----------  ------------  -----------

      Comprehensive Income (Loss)                            $ (961,555)  $(3,022,696)  $ (111,086)   $(438,576)
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------

Net (loss) per share -- basic                                $    (0.11)   $   (0.60)   $    (0.02)   $   (0.09)
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------

Net (loss) per share -- fully diluted                        $    (0.11)   $   (0.60)   $    (0.02)   $   (0.09)
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------

See accompanying notes.


                                 -- Page 4 --

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    MAY 20, 1996 THROUGH SEPTEMBER 30, 1998

                                                                    Additional     Deficit
                                                                      paid in    accumulated
                                                       Additional    capital-     during the    Retained
                                            Common       paid in       stock     development    Earnings
                                             Stock       capital      options       stage      (Deficit)     Total
                                          -----------  -----------  -----------  ------------  -----------  ----------
Initial issuance of common
  stock, May 20, 1996                      $       3    $ 975,797    $      --    $       --   $        --  $  975,800

Stock split 1,333.33 to 1                     39,970      (39,970)          --            --            --          --

Sale of stock                                  1,200      118,800           --            --            --     120,000

Acquisition                                  (36,173)      36,173           --            --            --          --

Stock options granted                             --           --    1,227,250            --            --   1,227,250

Contingent shares issued                         620    3,099,380           --            --            --   3,100,000

Stock options exercised                          225           --       22,275            --            --      22,500

Stock options granted                             --           --    1,620,000            --            --   1,620,000

Stock issued                                      35      139,965           --            --            --     140,000

Stock options exercised                           50           --        4,950            --            --       5,000

Net loss                                          --           --           --    (5,157,131)   (3,022,696) (8,179,827)
                                          -----------  -----------  -----------  ------------  -----------  ----------

Balance September 30, 1998                 $   5,930    $4,330,145   $2,874,475   $(5,157,131) $(3,022,696) $ (969,277)
                                          -----------  -----------  -----------  ------------  -----------  ----------
                                          -----------  -----------  -----------  ------------  -----------  ----------

See accompanying notes.


                                 -- Page 5 --

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1998 AND 1997

                                                                      1998                       1997
                                                            -------------------------  -------------------------
                                                            three months  nine months  three months  nine months
                                                            ------------  -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $ (681,555)  ($3,512,696)  $ (111,086)   $(438,570)
                                                            ------------  -----------  ------------  -----------
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                              29,623       88,869        26,411       64,940
      Stock options granted and contingent shares issued             --    1,620,000            --           --
      Decrease (increase) in accounts receivable                 22,055       (6,268)       (9,903)      (9,903)
      Decrease (increase) in notes receivable                        --       89,353        68,380      118,380
      Decrease (increase) in royalties receivable                            100,000        50,000      (50,000)
      Decrease (increase) in inventory                               --       22,153       (20,641)     (20,641)
      Decrease (increase) in prepaid expenses                    35,100      (70,000)           --         (615)
      Decrease (increase) in intangibles and other assets            --           --       (39,049)     (76,822)
      (Decrease) increase in accounts payable,
        payroll payable and accrued expenses                     73,922      306,784        (3,124)     149,313
      (Decrease) increase in deferred royalty revenue                --     (100,000)      (50,000)      50,000
                                                            ------------  -----------  ------------  -----------
        NET CASH USED BY
          OPERATING ACTIVITIES                                 (520,855)  (1,461,805)      (89,012)    (213,924)
                                                            ------------  -----------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 --      (12,014)      (11,660)    (146,305)
                                                            ------------  -----------  ------------  -----------
        NET CASH PROVIDED (USED) IN
          INVESTING ACTIVITIES                                       --      (12,014)      (11,660)    (146,305)
                                                            ------------  -----------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contribution to capital                                         5,000      167,500            --      120,000
  Proceeds from advances payable                                     --      140,000            --           --
  Proceeds from notes payable                                   474,000    1,176,000            --           --
  Repayments on notes payable                                    (3,942)     (11,641)       50,000       50,000
  Proceeds from capital lease                                        --           --            --      159,649
  Repayment under capital lease                                  (6,266)     (21,487)       (8,658)     (19,940)
                                                            ------------  -----------  ------------  -----------
        NET CASH PROVIDED IN
          FINANCING ACTIVITIES                                  468,792    1,450,372        41,342      309,709
                                                            ------------  -----------  ------------  -----------
NET INCREASE(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                          (52,063)     (23,447)      (59,330)     (50,520)

BEGINNING BALANCE--CASH AND
  CASH EQUIVALENTS                                               36,123        7,507        63,429       54,619
                                                            ------------  -----------  ------------  -----------
CASH AT SEPTEMBER 30                                         $  (15,940)   $ (15,940)   $    4,099    $   4,099
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest                   $   21,718    $  71,569    $   22,975    $  50,030
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------
  Cash paid during the period for income taxes               $    1,018    $   3,517    $      900    $     900
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Amortization of prepaid loan fees paid by stock issued     $   35,000    $  70,000    $       --    $      --
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------
  Increase (decrease) in fair value of marketable
    securities                                               $ (280,000)   $ 490,000    $       --    $      --
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------
  Conversion of advances payable to notes payable            $  702,000    $      --    $       --    $      --
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------
  Sale of common stock for note                              $       --    $      --    $    5,000    $   5,000
                                                            ------------  -----------  ------------  -----------
                                                            ------------  -----------  ------------  -----------

See accompanying notes.

                                 -- Page 6 --

                      NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS AND NINE MONTHS ENDED
                       SEPTEMBER 30, 1998 AND 1997

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

          PROPERTY AND EQUIPMENT

          The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is calculated using the accelerated depreciation method for both financial reporting and income tax purposes. For the quarters ended September 30, 1998 and 1997 depreciation expense of $14,077 and $571 was charged to operations, respectively. For the nine months ended September 30, 1998 and 1997 depreciation expense of $42,231 and $37,142 was charged to operations, respectively.

                                 -- Page 7 --

          FINANCIAL INSTRUMENTS

          As collateral for performance and advances on long-term contracts, the Company has stand-by letters of credit that it can issue for up to $1,000,000. Through an agreement with investors, the Company may obtain letters of credit which are secured by their personal assets through their personal banks. In connection with the annual renewal of these credit lines investors were granted 35,000 shares of common stock on April 1, 1998. As of September 30, 1998, there was an amount of $133,900 available to these investors for stand-by letters of credit. For the quarters ended September 30, 1998 and 1997, interest expense of $57,500 and $19,771 was charged to operations respectively. For the nine months ended September 30, 1998 and 1997, interest expense of $137,500 and $42,271 was charged to operations, respectively.

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

          INTANGIBLE ASSETS

          Intangible assets are comprised of various costs incurred by the Company as part of the start-up phase of operations. The Company began amortizing these costs over a five year period as of January 1, 1997, using the straight-line method. For the quarters ended September 30, 1998 and 1997, $15,546 and $571 in amortization expense of organizational costs has been charged to operations, respectively. For the nine months ended September 30, 1998 and 1997, $46,638 and $37,142 in amortization expense of organizational costs has been charged to operations, respectively

          USE OF ESTIMATES

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

Note 2.  NOTE RECEIVABLE

          The June 30, 1997 note receivable consists of a note due from Montpilier Holdings, Inc., with interest accrued at 7% annually. This note is secured by publicly traded securities held by an affiliated corporation owned by a principal shareholder of Montpilier Holdings, Inc. Montpilier Holdings, Inc. is the principal shareholder in the Company, and is owned indirectly by Michael M. Grand, a Director of the Company.


                                 -- Page 8 --

Note 3.   MARKETABLE SECURITIES AVAILABLE FOR SALE

          Cost and fair value of marketable securities available for sale at September 30, 1998 is as follows:

                                                    Cost           Unrealized Gains           Fair Value
                                                    ----           ----------------           ----------
September 30, 1998        - Equities                $  0                  $ 490,000           $  490,000

          The securities are held in connection with the July 31, 1997 reorganization and legal claims asserted against a Company shareholder. The Company also withheld $50,000 as security (see
            Note 5). The legal claims were subsequently resolved (see Note
            13).

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

          At September 30, 1998 the Company held securities which have unrealized gains of $490,000. These securities were pledged as collateral for a $50,000 note payable to a shareholder of the Company. See Note 5. As described in Note 10, there is no tax expense on realization of this gain.

Note 4.   PROPERTY AND EQUIPMENT

          Property and equipment at September 30, 1998 and 1997 is comprised of the following:

                                                       1998                    1997
                                                       ----                    ----
          Office Furniture and Equipment           $    35,043             $   11,015
          Computer Software                             88,702                 88,802
          Computer Hardware                            190,373                188,814
                                                   -----------             ----------
                                                       314,118                294,302
          Accumulated Depreciation                    (113,346)               (37,203)
                                                   -----------             ----------
                                                   $   200,772             $  257,099
                                                   -----------             ----------
                                                   -----------             ----------

Note 5.   SHORT TERM DEBT

          As of September 30 notes payable, other obligations and long term debt consisted of the following:

                                                                                           1998                1997
                                                                                           ----                ----
          Notes payable (formerly treated as an advances payable) to unrelated parties for advances of $35,000 and $130,000 are due
            February 18, 1999 and January 30, 1999, respectively with 10%
            interest.  The notes are unsecured.                                         $  165,000                0

          Note payable (formerly treated as an advances payable) to an unrelated party is due November 21, 1998 with 10% interest. Under terms of the note, a $20,000 origination fee is due November 1,
            1998.  The note is secured with security interest in 50,000 shares
            of the Company's common stock.                                              $  100,000                0

                                 -- Page 9 --

          Note payable to a shareholder in connection with the July 31, 1997 reorganization and legal claims asserted against a Company
            shareholder.                                                                $   50,000              0
                                                                                        ----------
            The demand note has no stated interest rate and is due on 10 days demand after settlement of legal claims made upon the
            shareholder.  As discussed in Note 13, the claims were released
            August 18, 1998 and the note was satisfied on October 9, 1998               $  315,000              0

Note 6.  LONG TERM DEBT

          As of September 30 notes payable, other obligations and long term debt consisted of the following:

                                                                                              1998           1997
                                                                                              ----           ----
          Advances payable to unrelated parties and potential investors who have committed the funds on a long term basis. Negotiations with various parties have not characterized the debt and equity nature of the funds or finalized interest rates, maturity dates, repayment
            terms or other features for the advances.                                   $  140,000              0


          Convertible debenture issued August 21, 1998 for advances made to the
            Company. The debenture has a 12% interest rate payable quarterly.
            The principal is payable on the earlier of the company's receipt of at least $8 million proceeds from a public offering of Company securities or August 21, 2001.  Nondetachable warrants for 500,000 shares exercisable at $2.72 per share were issued in connection with the convertible debenture.  The warrants expire August 21,
            2003.                                                                       $  911,000              0

          Note payable with a vendor under an agreement dated October, 1997 is a two year, unsecured note with an annual interest rate of 6%
            and monthly payments of  $1,407 including interest.  The balance at
            September 30, 1998 requires payment within twelve months                    $  16,356               0

          Note payable to a shareholder in connection with the July 31, 1997 reorganization and legal claims asserted against a Company
            shareholder (See Note 5).                                                   $  20,295          50,0000


          CAPITAL LEASE

          In March, 1997, the Company entered into a sale-leaseback
            arrangement under which computer equipment capitalized at $159,649 is being accounted for as a capital lease. Under the agreement, the
            Company sold certain equipment and leased it back for a period of
            48 months, at which time the Company will repurchase the equipment
            from the lessor.                                                              109,353         139,709
                                                                                          -------         -------
                     Total                                                            $ 1,176,709         189,909

               Less: Current Portion, notes and other maturities                           59,236          47,449
                                                                                           ------          ------
                     Total long term liabilities                                      $ 1,117,473       $ 142,460
                                                                                       ----------        --------
                                                                                       ----------        --------

          Minimum future lease payments under non-cancelable capital leases through 2001 are as follows:

     1998                                                     $ 12,765
     1999                                                       40,599
     2000                                                       44,298
     2001                                                       11,691
                                                              --------
Total minimum future lease payments                           $109,353
                                                              --------
                                                              --------

                                 -- Page 10 --

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

          On March 19, 1998 an additional 345,000 shares issued were the result of the following transactions: 225,000 shares of stock issued pursuant to warrants exercised by the individuals providing credit

                                 -- Page 11 --
            accommodations in connection with letters of credit issued by the Company; 120,000 shares were the result of two stock subscriptions in private placements.

          On May 12, 1998 35,000 shares were issued in connection with credit accommodations provided to the Company by investors as discussed in Note 1.

          On August 6, 1998, 50,000 shares were issued on the exercise of vested stock options.

          As of September 30, 1998, a total of 100,000,000 shares were authorized and 6,050,216 shares were issued and outstanding.

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

Note 10.  INCOME TAXES

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

          At September 30, 1998 and 1997 the Company has net operating loss carryforwards for federal income and state income tax purposes. These carryforwards may provide future tax benefits. The federal net operating loss will begin to expire in 2011, if not utilized to offset taxable income. Various state net operating loss carryforwards will begin to expire earlier. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

          An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero. It cannot be determined when, or if, the tax benefits derived from these losses will materialize.

                                 -- Page 12 --

Note 11. COMMITMENTS AND CONTINGENCIES

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses totaling $8,179,827 since its inception, of which $5,947,250 represented expenses associated with stock-based compensation plans as noted at Note 7.

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

          In November, 1997 the Company entered into an annual employment agreement with it's Chief Executive Officer. The employment agreement automatically renews annually. The agreement reduced the base salary by $5,833 per month until the earlier of May 1, 1998 or a time that the Board determines capital and revenue to be sufficient for payment. The salary reduction continued and had not been paid as of June 30, 1998. As a result, a total of $64,143 of unpaid salary has been accrued and recorded as of September 30, 1998.

          The employment agreement was subsequently terminated and the unpaid salary settled. See Note 13, Subsequent Events.

Note 12.  QUARTERLY INFORMATION

          Following is computational information for earnings per share information calculated under Statement of Financial Accounting Standards No. 130, Earnings Per Share (EPS) which is effective for periods beginning after December 15, 1997.

                                    Quarter Ended Sept. 30, 1998          Quarter Ended Sept. 30, 1997
                              -------------------------------------  --------------------------------------
                               Income        Shares      Per Share     Income         Shares      Per Share
                             (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)     Amount
                             -----------  -------------  ---------   -----------  -------------   ---------
BASIC EPS
---------
Income (loss) available
to common
     stockholders             $(681,555)    5,998,549     $ (.11)     $(111,086)     5,000,000      $(.02)

EFFECT OF DILUTIVE SECURITIES
-----------------------------

Stock Options                                       0*                                       0

                                 -- Page 13 --

DILUTED EPS
-----------
Income available to
common stockholders and
assumed conversions           $(681,555)    5,998,549     $ (.11)     $ (111,086)    5,000,000      $(.02)

          * SFAS 128 requires the use of weighted averages for stock outstanding during the quarter. Although the exercise prices for stock options issued under Company plans were below the average market price of the common shares, they were not computed in calculating diluted earnings per share because SFAS 128 does not include stock dilutions that would reduce per share losses. Outstanding stock options would have increased outstanding shares by 536,535 if computed.

          At September 30, 1998, 780,900 stock options were issued, 600,000 were vested and 50,000 had been exercised.

Note 13. SUBSEQUENT EVENTS

           On June 16, 1998 the Company executed a Letter of Intent with Young
              Management Group for securing new capital, and agreeing to the proposed acquisition of SCIES, Inc. ("SCIES"), a privately-held, development stage provider of Internet telephony software, systems and services that is headquartered in Reston, Virginia. SCIES is a provider of both software and gateway hardware for Internet Telephone transmission. Negotiations for the purchase of SCIES have centered on SCIES' ability to support SecurFone's entry into new related voice-over-IP markets (i.e. Internet Telephony), as well as reduce the Company's networking costs and provide the Company with a platform to ensure lower costs for terminating international calls. It is anticipated that the proposed SCIES transaction would be made entirely with unregistered common stock of the Company. Structure of the final funding provided by Young Management Group was contingent upon completion of a definitive business agreement between the Company and Young Management Group.

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

          A shareholder who was subject to legal claims arising from the July
            31, 1997 reorganization was released from those claims and made demand for payment of a $50,000 promissory note from the Company on October 5, 1998. The marketable securities were held by the Company as collateral on the note. On October 19, 1998 the marketable securities were exchanged with the shareholder in full satisfaction of the note.

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

                                 -- Page 14 --

          On September 11, 1998, the Company's Chief Operating Officer and a
            Director, Derek Davis, resigned to pursue other interests. Mr. Davis agreed to be available to Company executives for a period of two months, without compensation, in order to ensure a smooth transition of tasks and responsibilities to the new management team.

          Paul B. Silverman executed an employment agreement assuming the role of Chief Executive Officer as of November 1, 1998. Mr. Silverman was also granted options to acquire 100,000 shares of the Company's stock upon execution of the employment agreement, and qualified incentive stock options to acquire up to 300,000 additional shares of the Company's stock based on achievement of Company goals established by the Board of Directors. Mr. Silverman was subsequently appointed a Director of the Company on December 11, 1999. Mr. Silverman was granted options to acquire 50,000 shares of the Company's stock consistent with the terms of the Company's 1997 Director's Option Plan.

          Additional cash advances totaling $479,500 have been obtained from unrelated parties between October 1, 1998 and February 3, 1999.

          On November 17, 1998, the Company issued 41,665 shares of the
            Company's unregistered common stock and cash payment of $2,500 to Strategica Group for investment banking services and bridge funding.

          On January 30, 1999 the Company executed an agreement with Teledata
            World Services, Inc. ("Teledata"), a publicly traded company, whereby certain prepaid cellular assets would be sold to Teledata for cash and Teledata common stock. Under the agreement Teledata would acquire all outstanding shares of SecurFone, Inc., a wholly owned operating subsidiary of the Company for $498,000 and 600,000 shares of unregistered Teledata common stock. Subject to securing regulatory approvals, the proposed transaction is expected to be completed in the second quarter of 1999. Teledata has advanced $248,000 to the Company as of February 3, 1999 which is included in the cash advances referred to above.

          On February 4, 1999 the Company executed a purchase agreement with All Points Telecom, Inc. ("APT"), a privately held telecommunications firm whereby APT would acquire a controlling interest in the Company through purchase of 4,550,000 shares from Montpilier Holdings, Inc., the principal stockholder of the Company. Under the agreement, APT would also loan up to $1.8 million at closing which would be used to repay existing debt and provide working capital. The transaction is scheduled to close in the first quarter of 1999 and is contingent upon due diligence now in progress.

                                 -- Page 15 --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following describes certain factors which produced changes in the results of operations of SecurFone America, Inc. (the "Company") during the three and nine months ended September 30, 1998 and as compared with comparable periods in 1997 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material intercompany transactions have been eliminated in the results presented in this Quarterly Report.

     Certain matters discussed in this Quarterly Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "--Forward-Looking Statements."

OVERVIEW

     The Company develops and markets prepaid wireless products and services in various markets throughout the United States. The Company has been in its development stage since its inception in May 1996. The Company has substantially completed development of all major aspects of its prepaid wireless network systems and now plans to implement the marketing and sales programs necessary to create a sustainable revenue base. The Company also plans to develop the necessary back office and administrative support systems to support the business. Additional funding will be required to support these new activities. The Company has initiated its commercial product launch on a limited basis, with broad-scale marketing and distribution efforts starting in the first quarter of 1999.

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

RECENT EVENTS

MANAGEMENT CHANGES

     William P. Stueber, II, Chief Executive Officer and a Director, left the Company to pursue other interests effective November 1, 1998. The Company has negotiated a settlement with Mr. Stueber to resolve all outstanding obligations related to his prior employment by the Company.

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

                                 -- Page 16 --

Mr. Silverman was also granted options to acquire 100,000 shares of the Company's stock upon execution of the employment agreement. The agreement also provides for the issuance of qualified incentive options to acquire up to an additional 300,000 shares of the Company's stock based on achievement of Company goals established by the Board of Directors. Mr. Silverman was subsequently elected a Director of the Company on December 11, 1998. Mr. Silverman was granted options to acquire 50,000 shares of the Company's stock under the Company's 1997 Director's Option Plan.

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

     On August 1, 1998, YMG declined to meet its funding obligation payable at that date and the funding agreement was terminated. Total funds provided to the Company by YMG during May through July 1998 were $115,000, and were recorded as loans to the Company. The planned acquisition of SCIES has not yet been completed. SCIES is now co-located with the Company and is operating as a strategic partner of the Company. See "Other Information."

     Recognizing that new funding is essential to meet the Company's core business objectives as well as expand into new business areas, the Company has pursued several options.

     On November 17, 1998, the Company entered into a relationship with the Strategica Group for investment banking services and bridge funding. For services rendered, Strategica was issued 41,665 shares of the Company's unregistered common stock and received a cash payment of $2,500. Due to delays encountered in securing new funding, the Company, on January 11, 1999, terminated its business relationship with Strategica and elected to pursue other new funding alternatives. To support the Company's new planned initiatives in wireless system engineering and Internet telephony, the Company pursued the sale of selected assets as described below.

     On February 4, 1999, the Company executed a Purchase Agreement with All Points Telecom, Inc. ("APT"), a privately-held telecommunications firm, whereby APT would acquire a controlling interest in the Company through the purchase of 4.5 million shares of the Company's common stock from Montpilier Holdings, Inc. ("Montpilier"). Montpilier is the principal stockholder of the Company and is owned indirectly by Michael M. Grand, a Director of the Company. Under terms of the Purchase Agreement, APT would also loan up to $1.8 million at the time of closing to the Company. The proceeds of this loan would be used to repay existing debt and provide additional working capital to meet the Company's growth needs. Paul B. Silverman will continue to serve as Chief Executive Officer of the Company upon completion of the transaction. The proposed transaction is scheduled to close in the first quarter of 1999, and is contingent upon due diligence now in progress. There can be no assurances that the proposed APT transaction will be completed as expected, or at all.

                                 -- Page 17 --

SALE OF SELECTED ASSETS AND LINES OF BUSINESS

     On January 30, 1999, the Company executed a previously announced agreement with Teledata World Services, Inc. ("Teledata") (OTC/BB:TWOS), whereby certain prepaid cellular assets would be sold to Teledata for cash and Teledata common stock. Under the terms of the agreement, Teledata would acquire all outstanding shares of SecurFone, Inc., a wholly owned operating subsidiary of the Company, for $498,000 in cash and 600,000 shares of unregistered Teledata common stock. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the Buy-The-Minute-TM- ("BTM") product and selected distribution channels. Under terms of the agreement, the Company will continue to offer prepaid cellular services and may establish resale and joint service arrangements to serve selected markets. The Company is also negotiating a Management Services and Support (MSS) contract with Teledata whereby the Company would provide management and operational support services to Teledata for a minimum period of three months. During the period until closing, the Company is supporting the provision of selected prepaid products and services by Teledata. To cover costs for these services in the interim period prior to closing the transaction, the total funds provided to the Company by Teledata through February 1999 were $248,000, and were recorded as loans to the Company.

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

     In July, 1997, Sherman Baker and certain Matech I shareholders associated with Mr. Baker (the "Baker Group") disputed the distribution of Matech II shares issued to Robert M. Bernstein, the Chief Executive Officer and major shareholder of Matech I. As a result of Mr. Baker's claims and demand, SecurFone delayed finalizing the July 31, 1997 transaction until all disputes between Matech I and its shareholders were resolved.

     On October 22, 1997, the Baker Group filed a claim against Mr. Bernstein for breach of contract and for inducing the group to enter into an exchange agreement in connection with the SecurFone transaction.. As a result of the Baker Group's claims against Mr. Bernstein and in order to close the SecurFone transaction, Mr. Bernstein placed 150,000 of his personally-held SecurFone shares in escrow subject to a resolution of the Baker Group's claims. SecurFone also withheld payment of $50,000 and executed a $50,000 promissory note ("the Note") with a demand for payment contingent on, among other items, the release of all claims from the Baker group toward SecurFone. The 560,000 shares of Matech II stock held by SecurFone were pledged as collateral on the Note.

     On July 31, 1998, the Baker Group entered into a settlement agreement with Mr. Bernstein and Matech II and on August 18, 1998, the Baker Group filed a Release of Claims against SecurFone. Pursuant to the original transaction, Matech II was entitled to the balance of $50,000 owed by SecurFone, and demanded payment, on October 5, 1998. The SecurFone Board of Directors reviewed the situation on October 9, 1998, and determined that given the illiquidity of the Matech II stock, and the current financial obligations of the Company, it was in the Company's best interests to allow Matech II to acquire the pledged stock in cancellation of the Note.

     On October 9, 1998, Matech II served notice to SecurFone of its default on the Note. On October 19, 1998, SecurFone returned to Matech II the 560,000 shares of its Common stock which were pledged as collateral on the Note and the Note was cancelled.

                                 -- Page 18 --

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

RESULTS OF OPERATIONS:

THIRD QUARTER OF 1998 COMPARED TO THIRD QUARTER OF 1997

  REVENUES

     The Company only began full-scale operations in the first quarter of 1998; accordingly, a detailed comparison of revenues and expenses between the third quarter of 1998 and the third quarter of 1997 is not meaningful. Prepaid cellular revenues for the third quarter of 1998 increased to $52,878 from $33,698 in the third quarter of 1997. The increase was a result of the Company marketing and selling its switch-based prepaid cellular product in the Atlanta, Boston, Baltimore, Cleveland, Chicago, Detroit, Houston, Miami, New Jersey, New York, Orlando, Philadelphia, San Diego, San Francisco, and Tampa markets. Prepaid cellular revenues for the third quarter of 1998 decreased to $52,878 from $117,424 in the second quarter of 1998 due to increased competition for SFN, and the Company's inability to adequately fund major national marketing programs. Assuming adequate funds are available for advertising and promotion, the Company expects that SFN and CNS will grow at a strong rate on a long-term basis. The Company is seeking new funds to promote sales and market strong market launch of the BTM product.

                                 -- Page 19 --

  COST OF GOODS SOLD

     Total cost of goods sold for the third quarter of 1998 increased to $151,522 from $26,128 in the third quarter of 1997 primarily due to the Company introducing the sale of its SFN switch-based product in the various markets discussed above and due to an increase in fixed telephony charges associated with market expansion.

  GROSS PROFIT/MARGIN

     Gross profit for the third quarter of 1998 decreased to a loss of $98,644 compared with a profit of $7,570 in the third quarter of 1997. The gross profit margin for the third quarter of 1998 was negative because of the increase in the fixed portion of the cost of goods sold caused by continued market expansion. The Company opens certain markets and immediately incurs activation and access fees for lines ordered in those markets. As a result, the Company is subject to cost of goods sold charges before any sales have been completed in specific markets.

  OPERATING EXPENSES

     Selling, general and administrative expenses decreased to $492,261 in the third quarter of 1998 from $652,899 in the third quarter of 1997. Marketing-related expenses, including advertising, printing and tradeshows, decreased in the third quarter of 1998 to $8,552 from $111,165 in the third quarter of 1997. Miscellaneous expenses decreased in the third quarter of 1998 to $547 from $78,787 in the third quarter of 1997. Due to the hiring of an experienced management team, wages and associated taxes increased in the third quarter of 1998 to $192,809 from $127,621 in the third quarter of 1997. In addition, the continued introduction of services to the roll-out markets to develop the Company's network, software, routing and carrier interface technology increased network expenses in the third quarter of 1998 to $8,364 from $0 in the third quarter of 1997. Consulting, legal and professional fees increased to $153,297 in the third quarter of 1998 from $125,360 in the third quarter of 1997 due to the Company's increased need for assistance in technological developments, new product development, accounting regulations and Public Utilities Commission, Federal Communications Commission and Securities and Exchange Commission requirements. In addition, the Company recorded amortization and depreciation expenses of $29,623 in the third quarter of 1998 versus $26,411 in the third quarter of 1997.

     Loss from operations in the third quarter of 1998 decreased to $590,905 from $645,329 in the third quarter of 1997 due to decreased costs associated with selling, general and administrative expenses. Net loss in the third quarter of 1998 increased to $681,555 from net loss of $111,086 in the third quarter of 1997. The net loss in the third quarter of 1998 was increased by a $280,000 unrealized loss on marketable securities that the Company holds which resulted in a comprehensive loss of $961,555 or $0.11 per share in the third quarter of 1998.

  ROYALTY REVENUE

     The Company previously licensed, in a limited number of instances, certain distribution rights in various markets for a license fee. Royalty revenue from the sale of license rights was $0 in the third quarter of 1998 compared to $550,000 in the third quarter of 1997. The Company does not anticipate any additional 1998 revenues to be derived from the sale of licenses. Due to the potential impact of exclusive distribution rights on the Company's future marketing options, the Company does not anticipate, at this time, offering similar licenses in the future.

  OTHER EXPENSES

     Interest expense increased to $88,832 in the third quarter of 1998 from $22,975 in the third quarter of 1997. The increase was primarily due to 35,000 shares of the Company's stock that was issued as compensation to investors who renewed and extended letters of credit to April 1999 on behalf of the Company. The issuance of the shares resulted in an additional accounting cost entry of $35,000 in the third quarter of 1998. The letters of credit are posted with the Company's underlying telephony service providers for the purpose of provisioning service to initial roll-out markets. Additional interest expense has been incurred as a result of $1,176,000 that was loaned to the Company by private investors as of September 30, 1998.

                                 -- Page 20 --

FIRST NINE MONTHS OF 1998 COMPARED TO THE FIRST NINE MONTHS OF 1997

REVENUES

     Prepaid cellular revenues for the first nine months of 1998 increased to $328,350 from $39,382 in the first nine months of 1997. The increase was as a result of the Company marketing and selling its switch-based prepaid cellular product in the Atlanta, Boston, Baltimore, Cleveland, Chicago, Detroit, Houston, Miami, New Jersey, New York, Orlando, Philadelphia, San Diego, San Francisco, and Tampa markets.

COST OF GOODS SOLD

     Total cost of goods sold for the first nine months of 1998 increased to $380,278 from $51,362 in the first nine months of 1997 primarily due to the Company introducing the sale of its SFN switch-based product in the various markets discussed above and due to an increase in fixed telephony charges associated with market expansion.

GROSS PROFIT/MARGIN

     Gross loss for the first nine months of 1998 was $51,928 compared with a loss of $11,980 in the first nine months of 1997. The gross profit margin for the first nine months of 1998 was a negative 15.8% as compared with a negative 30.4% in the first nine months of 1997. The increase in profit margin was due to the increased utilization of the fixed portion of the cost of goods sold caused by continued market expansion. The Company opens certain markets and immediately incurs activation and access fees for lines ordered in those markets. As a result, the Company is subject to cost of goods sold charges before any sales have been completed in specific markets. Once significant market expansion is completed, however, the fixed portion of cost of goods sold should decrease as a percent of total cost of goods sold which, the Company believes, should positively impact the overall gross profit.

OPERATING EXPENSES

     Selling, general and administrative expenses increased to $1,743,300 in the first nine months of 1998 from $1,284,805 in the first nine months of 1997. The increase in selling, general and administrative expenses was primarily due to the hiring and development of an experienced management team. The wages and associated taxes increased in the first nine months of 1998 to $602,132 from $203,889 in the first nine months of 1997. In addition, the continued introduction of services to the roll-out markets to develop the Company's network, software, routing and carrier interface technology increased network expenses in the first nine months of 1998 to $31,624 from $0 in the first nine months of 1997. Marketing-related expenses, including advertising, printing and tradeshows, decreased in the first nine months of 1998 to $75,724 from $160,833 in the first nine months of 1997.Consulting, legal and professional fees increased to $360,876 in the first nine months of 1998 from $223,282 in the first nine months of 1997 due to the Company's increased need for assistance in technological developments, new product development, accounting regulations and Public Utilities Commission, Federal Communications Commission and Securities and Exchange Commission requirements. In addition, the Company recorded amortization and depreciation expenses of $88,869 in the first nine months of 1998 versus $64,940 in the first nine months of 1997.

     Loss from operations in the first nine months of 1998 increased to $3,415,228 from $1,296,785 in the first nine months of 1997 due to increased costs associated with the launch of the Company's products and related expenses. Net loss in the first nine months of 1998 increased to $ 3,512,696 from a net loss of $438,576 in the first nine months of 1997. A large portion of the net loss in the first nine months of 1998 was due to an accounting cost entry of $1,620,000 associated with the issuance of stock options to the Company's President William Stueber. The net loss for the first nine months of 1998 was, however, reduced by a $490,000 unrealized gain on marketable securities that the Company holds which resulted in a comprehensive loss of $3,022,696 or $0.60 per share as compared to $438,576 or $0.09 per share for the first nine months of 1997.

                                 -- Page 21 --

ROYALTY REVENUE

     The Company previously licensed, in a limited number of instances, certain distribution rights in various markets for a license fee. Royalty revenue from the sale of license rights was $100,000 in the first nine months of 1998 compared to $950,000 in the first nine months of 1997. The Company does not anticipate any additional 1998 revenues to be derived from the sale of licenses.

OTHER EXPENSES

     Interest expense increased to $194,001 in the first nine months of 1998 from $50,029 in the first nine months of 1997. The increase was primarily due to 35,000 shares of the Company's stock that was issued as compensation to investors who renewed and extended letters of credit to April 1999 on behalf of the Company. The issuance of the shares resulted in an additional accounting cost entry totaling $70,000 in the second and third quarters of 1998. The letters of credit are posted with the Company's underlying telephony service providers for the purpose of provisioning service to initial roll-out markets. Additional interest expense has been incurred as a result of $1,176,000 that was loaned to the Company by private investors as of September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expects that such losses will continue to increase as the Company focuses on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations will not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is continually reviewing various sources of additional financing to fund its growth. As of September 30, 1998, the Company had received advances in the amount of $1,316,000 from private investors.

     The Company is required by underlying wireless carriers to post irrevocable letters of credit to secure the purchase of airtime. As the Company's activation and sales volume increase, it is likely that these underlying carriers will seek additional security in the form of increased letter of credit guarantees. Prompt payment history, as well as overall financial condition will also effect each carrier's decision to stabilize, increase or eliminate these financial guarantees. The Company has an agreement with two investors that may obtain letters of credit of up to $1.0 million that are secured by their personal assets (the "LC Agreement"). These investors have renewed the LC Agreement through April 1, 1999. As compensation for their initial agreement to provide letters of credit, the Company issued warrants to these investors to purchase a total of 225,000 shares of Common Stock (the "LC Warrants"). In connection with the renewal of the LC Agreement, the Company issued a total of 35,000 additional shares of Common Stock to these investors. An amount of $35,000 was recorded as interest expense in the third quarter of 1998 for the issuance of the shares. An additional $35,000 interest expense will be recorded in each of the next two quarterly periods to fully reflect the cost of the issuance of the 35,000 shares.

     At September 30, 1998, the Company had cash and cash equivalents of $3,093. In addition, the Company had accounts receivable totaling $41,372 from the sale of the Company's switch-based debit cellular product. Net cash used by operating activities was $1,461,805 in the first three quarters of 1998 compared to $213,924 in the first three quarters of 1997. Net cash used in investing activities in the first three quarters of 1998 was $12,014 used to purchase equipment as compared with $146,305 in the first three quarters of 1997. Net cash provided by financing activities in the first three quarters of 1998 totaled $1,450,372 which consisted primarily of $1,176,000 in proceeds from notes payable forwarded to the Company from private investors as compared with $309,709 in the first three quarters of 1997 which consisted primarily of capital contributions of $120,000.

     In order to continue at its current rate of network development and expansion, the Company will require additional, non-revenue related financing of approximately $1.25 million for 1999 to fund operating losses and to purchase additional computer hardware and software which will allow the Company to increase its call capacity and

                                 -- Page 22 --
efficiency. The Company will also require an additional letter of credit facility of $2.0 million to secure the necessary air time from underlying carriers in order to support the proposed market roll-out and expansion. The Company is continuing negotiations to secure this additional funding from all possible sources. See "-Recent Events - New Funding." Possible plans call for raising of funds through the sale of private and/or public equity and continued debt financing. If the Company fails to obtain the above short-term financing within 90 days it will not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations.

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

                                 -- Page 23 --

Based on current assessments and compliance plans in process, the Company does not expect that the Year 2000 issue, including the cost of making its critical systems and applications compliant, will have a material effect on its business operations, or its financial position or results of operations. However, if appropriate modifications are required by the Company's key suppliers and vendors, and if those modifications are not made on a timely basis, the Company's actual costs or timing for Year 2000 compliance may differ materially from current estimates. There can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems, although the Company does not anticipate it will have a material adverse impact on its business.

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

- POSSIBLE DELISTING. Because of recent changes in the Nasdaq listing rules, the Company's common stock could be delisted from trading on the Nasdaq Over-the-Counter Bulletin Board Service, unless the Company makes required filings with the Securities and Exchange Commission. See "Other Information." If the Company's stock were to be delisted, there would be no public market for the stock and stockholders would be unable to liquidate their investment. Although the Company intends to make the required filings with the Securities and Exchange Commission and retain its stock listing on the Nasdaq Bulletin Board, there can be no assurances that it will be able to do so.

- DEPENDENCE ON NEW PRODUCT INTRODUCTION AND COMMERCIALIZATION. The concept of and the technology to manufacture, operate and market prepaid cellular services have only been recently developed. Although the Company believes that there is a large market for its product, there can be no assurance that the Company will be successful in the introduction of its new product. Broad commercialization of debit cellular services may require the Company to overcome significant technological, manufacturing and marketing hurdles which may

                                 -- Page 24 --
     not be currently foreseen. Since the Company's product is new, there is little direct operating history on which to base assumptions as to practicality, market acceptability, sales volume and profitability.

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

                                 -- Page 25 --

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

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     No defaults upon senior securities occurred during the third quarter of 1998. In the fourth quarter of 1998, the Company defaulted in the payment of a $50,000 note payable to Matech I. The Note was subsequently satisfied and
cancelled.   See "Management's Discussion and Analysis or Plan of Operation
-- Recent Events -- Material Technologies Stock Transfer."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the third quarter of 1998.

ITEM 5. OTHER INFORMATION.

     On June 16, 1998, the Company executed a Letter of Intent with YMG for securing new capital, and agreeing to the planned acquisition of SCIES, a privately-held, development stage provider of Internet telephony software, systems and services that is headquarted in Reston, Virginia. The structure of the final funding was contingent upon completion of a definitive business agreement between the Company and YMG. On August 1, 1998, YMG declined to meet its funding obligation payable at that date and the funding agreement was terminated. The planned acquisition of SCIES has not yet been completed due to lack of funding. SCIES is now co-located with the Company and is operating as a strategic partner of the Company. See "Management's Discussion and Analysis or Plan of Operation - Recent Events - New Funding."

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

   (b) The Company did not file any reports on Form 8-K during the third quarter of 1998.

                                 -- Page 26 --

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





                                 -- Page 27 --