Form 10KSB
period 1998-12-31
SECURFONE AMERICA INC
filed 1999-09-28
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to ________


                        Commission file number: 33-83526


                             SECURFONE AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                    34-1833574
--------------------------------        ----------------------------------------
   (State of Incorporation)               I.R.S. Employer Identification No.)

8080 DAGGET ST., SUITE 220 SAN DIEGO, CALIFORNIA          92111
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code: 619-677-5580

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes / / No /X/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

COMMON STOCK, $0.001 PAR VALUE: $7,894,088           (AS OF JULY 1, 1999)
--------------------------------------------------------------------------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.001 PAR VALUE PER SHARE: 10,775,169 (AS OF JULY 1, 1999)
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format: Yes / /   No /X/

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


                              TABLE OF CONTENTS

ITEM                                                                                                           PAGE
----                                                                                                           ----
PART I............................................................................................................1
   ITEM 1.   BUSINESS.............................................................................................1
   OVERVIEW.......................................................................................................1
   WIRELESS PRODUCTS IN 1998......................................................................................3
   PRODUCTS LINES.................................................................................................4
   THE TARGET MARKET..............................................................................................5
   DISTRIBUTION...................................................................................................5
   MARKET ROLL-OUT................................................................................................5
   COMPETITION....................................................................................................6
   LICENSES.......................................................................................................6
   EMPLOYEES......................................................................................................6
   GOVERNMENT REGULATION..........................................................................................6
   SERVICE MARKS AND TRADEMARKS...................................................................................7
   ITEM 2.   PROPERTIES...........................................................................................7
   ITEM 3.   LEGAL PROCEEDINGS....................................................................................7
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................8
PART II...........................................................................................................9
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................9
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................9
   OVERVIEW.......................................................................................................9
   RECENT EVENTS.................................................................................................10
   RESULTS OF OPERATIONS:........................................................................................13
   FISCAL 1998 COMPARED TO FISCAL 1997...........................................................................13
   LIQUIDITY AND CAPITAL RESOURCES...............................................................................15
   SEASONALITY...................................................................................................15
   TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS................................................................15
   YEAR 2000.....................................................................................................16
   FORWARD-LOOKING STATEMENTS....................................................................................16
   ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................18
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................18
PART III.........................................................................................................19
   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................19
   ITEM 10.  EXECUTIVE COMPENSATION..............................................................................21
   OPTION GRANTS IN 1998.........................................................................................22
   OPTION EXERCISES IN 1998 AND VALUES AT 1998 YEAR-END..........................................................22
   LONG-TERM INCENTIVE AND PENSION PLANS.........................................................................22
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................23
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................24
PART IV..........................................................................................................26
   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................26
   (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:...................................................26
   (b) REPORTS ON FORM 8-K:......................................................................................26
   (c) EXHIBITS:.................................................................................................26


--------------------------------------------------------------------------------
                                     Page i

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS.

OVERVIEW

THE COMPANY

     SecurFone America, Inc. (the "Company") was organized in 1996 to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999, the Company has actively implemented its new mission by, among other actions, selling a portion of the Company's business no long deemed essential for the new strategy and purchasing a company whose business thrust is in line with the new strategy.

     On January 30, 1999, the Company executed an agreement with Teledata World Services, Inc. ("Teledata") (OTC/BB:TWOS), to sell certain prepaid cellular assets to Teledata for cash and Teledata common stock. The transaction was closed on April 22, 1999. Under the terms of the agreement, SecurFone sold its wholly-owned subsidiary, SecurFone, Inc., to Teledata for $498,000 in cash, 600,000 shares of Teledata common stock, and the option to sell the stock back to Teledata at a price of $2.50 per share effective one year from the date of the transaction if the market price of the Teledata stock is less than $2.50 per share. The asset sale improved the Company's balance sheet and was consistent with the Company's new business objective of pursuing opportunities in the Internet and electronic commerce markets.

     On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA.COM, Inc. ("IXATA.COM"), a privately held provider of Internet-based information and electronic commerce services targeting the travel industry. The acquisition was finalized on July 1, 1999 and is consistent with the Company's new business objectives. The Company is now operating IXATA.COM as a wholly-owned subsidiary and plans to significantly expand IXATA.COM's operations to offer new enhanced information services in the travel market, targeting existing and new corporate clients.

     By closing the IXATA.COM acquisition, the Company has established itself as a provider of Internet-based, electronic commerce services in rapidly growing market for travel information services, serving an expanding base of more than twenty major Fortune 500 firms and other organizations. IXATA.COM's principal service, RFP Express, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system, interactive telephone and fax technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"), typically involving hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP Express, provides dramatic cost savings to users, typically 70% or more compared to costs for manual processes. Pricing for RFP Express includes an annual subscription fee and transaction fees for each RFP handled. The Internet-based, electronic commerce and operational platforms developed to support the RFP Express offering can be used to address similar needs in other vertical markets.

     On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly traded company. The Company's principal executive offices are located at 8080 Dagget Street, Suite 220, San Diego, California 92111, and its telephone number is (888) 773-4729.

THE COMPANY'S BUSINESS CASE FOR NEW ELECTRONIC COMMERCE AND INTERNET BUSINESS DIRECTIONS

     Since inception, the Company has primarily pursued opportunities in the prepaid wireless services market. The Company developed several unique products to address the prepaid wireless services market and had achieved some success in 1998. However, the emergence of new competition, industry price reductions and other margin pressures

--------------------------------------------------------------------------------
                                     Page 1

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

in the prepaid wireless services market suggested that significant additional investment would be required to achieve the business scale required to create significant shareholder value.

     Recognizing the explosive growth of the Internet, and the long term prospects for integrating new wireless and Internet-based services, in late 1998 the Company established a new business objective to pursue new opportunities in the Internet and electronic commerce markets. In 1998, the consumer segment of electronic commerce consumer retailing revenues totaled $7.8 billion, with business-to-business e-commerce service revenues estimated at $43 billion, according to a recent study by Forrester Research, a leading information industry consulting firm. By the year 2003, business-to-business e-commerce is expected to increase ten-fold, to $1.3 trillion, representing about 9% of all projected US trade in the year 2003. The recently-closed acquisition of IXATA.COM is the Company's initial step in entering the market for business-to-business, Internet-based electronic commerce services, which management believes is the optimum strategy to deliver substantial value to the Company's shareholders.

     Another key element in SecurFone's new growth strategy is to focus on next generation, "pro-active" electronic commerce solutions which employ e-commerce solutions to address labor intensive processes, rather than to solely displace paper-based solutions. Management believes such pro-active e-commerce solutions, which go well beyond today's basic electronic cataloging, web portals and web-based ordering services, will change users' business processes, create significant operating efficiencies and dramatically reduce users' costs. More importantly, management believes such pro-active e-commerce services will play a key role in the future market for business-to-business e-commerce services described above. IXATA.COM, Inc.'s RFP Express Service represents a pro-active e-commerce service which, in management's view, is ideally positioned to meet the needs of the travel services market. IXATA.COM's expanding client base of more than 20 major firms, includes recent sign-ons such as Sears & Roebuck, Proctor & Gamble, Church of Latter Day Saints, and Adams Mark Hotels demonstrate strong, growing market acceptance for the Company's e-commerce services.

     The Company is now expanding its management team and plans to secure new financing to support both expansion of the IXATA.COM revenue base, as well as development of new enhancements and related Internet-based services targeting the travel and hospitality sectors.

     While the outlook for Internet-based, electronic commerce services is impressive, there can be no assurances that the Company will secure the additional investment capital needed to succeed in this highly competitive, rapidly changing and technology driven market, nor are there any assurances that the Company's initial acquisition of IXATA.COM will be successful. Investors should carefully review the risk factors described in this document and other documents filed by the Company with the Securities and Exchange Commission. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

THE COMPANY'S PREPAID WIRELESS SERVICE TARGET MARKETS AND PRODUCTS IN 1998

     The U.S. wireless communications market acquired its 50 millionth subscriber in July of 1996. Of the applications for services submitted each year, approximately 35% are declined for reasons of poor credit. This indicates that there are in excess of 17.5 million unfulfilled potential wireless service users. The Company developed three main products to meet this need:

- BUY-THE-MINUTE-TM- ("BTM") -- a software modified cellular phone for which the Company provides underlying national airtime, activation, and administrative services for distribution to the end user.

- SFA LOCAL NETWORK SOLUTION ("SFN") -- the product offered to end users for which the Company telephonically connects directly to the underlying wireless service provider to accomplish call routing and completion.

- CARRIER NETWORK SERVICES ("CNS") -- a wholesale prepaid wireless platform service that the Company sells directly to wireless carriers that do not want to create their own platform.

--------------------------------------------------------------------------------
                                     Page 2

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

See "-- The Product" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Product Lines."

     The Company only began full-scale operations in the first quarter of 1998. Its total gross revenues from prepaid cellular operations during 1998 were $367,358. This amount represents initial beta testing of sales and distribution channels without significant marketing or promotional expenditures, other than industry trade shows for the purpose of distribution recruitment. In the third quarter 1998, the Company developed a business plan showing the investment required to develop a full-scale program for commercial product launch and broad marketing and distribution program in 1999.

     In late 1998, the Company substantially completed development of all major aspects of its prepaid wireless network infrastructure, with the exception of several administrative enhancements that required additional funding. However, ongoing development of technical aspects of the Company's business will be necessary to keep pace with industry standard technical requirements.

WIRELESS PRODUCTS IN 1998

     In 1998, the Company identified and designed products and services that comprise each of the components required to deliver a competitive prepaid wireless solution. Prepaid wireless products allow consumers to purchase wireless airtime, like cellular airtime minutes, in advance, eliminating the need for service providers to require security deposits, credit checks or term contracts. Recent advances in telephony hardware and software have made instantaneous processing of a "prepaid" call possible without inconveniencing the subscriber with call routing delays. According to industry analysts, the "prepaid" method of payment is expected to constitute a significant percentage of total U.S. wireless revenues in the short-term future.

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

     The Company maintained a customer service and activation center in Miami, Florida to perform all activation and customer inquiry functions necessary to support the Company's products and services. Additionally, the Company developed a complete, turnkey point of sale and retail display packaging to support distribution and retail efforts. This includes product displays, posters, brochures and packaging that are all designed to enhance the consumers understanding of the benefits of the Company's prepaid product. In order to effect prepaid wireless activations on a national basis, the Company entered into cellular resale agreements with GTE Corporation, Ameritech Corporation, Bell Atlantic Mobile, BellSouth Mobile Data, Inc., AT&T Wireless Services and AirTouch Communications. See "-- Distribution."

     The Company offered prepaid services that utilize both prevalent prepaid technologies: handset and switch-based. The Company knows of no other Company that currently offers both technologies on a broad basis.

- SWITCH-BASED. Allows any cellular phone to be used on the prepaid network. Special call routing directs the signal to a debit platform which checks the amount of prepaid time available to the customer before the call is completed. The Company's SFN product utilizes this technology.

--------------------------------------------------------------------------------
                                     Page 3

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

- HANDSET-BASED. All debit functions are performed by software that resides in a specially modified handset. No special network routing is required, permitting rapid initial roll-out to target markets prior to the implementation of a switch-based solution. The Company's BTM product is a handset-based solution.

     Given the Company's refocused business objectives in late 1998, the Company's products in 1999 will be significantly changed. New products will include IXATA.COM's existing Internet-based e-commerce service, RFP Express, which provides automated solutions for creating, sending, receiving and managing the RFP process, typically involving hundreds or, in some cases thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP Express, provides dramatic cost savings to users. Pricing for RFP Express includes annual subscription fees and transaction fees for each RFP handled. Management believes the Internet-based, electronic commerce and operational platforms developed to support the RFP Express offering can be used to address similar needs in other vertical markets.

PRODUCT LINES

     In 1998, the Company offered three main products:

- BUY-THE-MINUTE-TM- -- a software modified handset for which the Company provides underlying national airtime, activation, and administrative services for end users. Uniden Corp. manufactures the handset and U.S./Intelicom Inc. provides the handset software. This product is offered for distribution by Brightpoint, Inc., the nation's leading wholesaler of wireless handsets, and gives the Company immediate national exposure that would otherwise require an extended period of time to develop. The Company reduced barriers to market entry by achieving a market presence without the need for fixed land line telephony because the debiting software resides directly in the handset.

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

     In 1999, the Company plans to build on the strong market acceptance for IXATA.COM's RFP Express to develop several related e-commerce services targeting both existing and new customers, as well as potential strategic alliance partners. Building on the information repository features available to IXATA.COM customers, the Company will also explore new data mining and related business opportunities in 1999 and beyond. Since the Company does retain wireless industry experience and some wireless assets, management plans to explore to what extent new initiatives in the wireless Internet services market should be pursued, and evaluate possible entry strategies in this market. No plans are currently in place to pursue these opportunities and there can be no assurances that the Company will secure additional investment capital needed to succeed in this market. Investors should carefully review the risk factors described in this document and other documents filed by the Company with the

--------------------------------------------------------------------------------
                                     Page 4

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

Securities and Exchange Commission. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

THE TARGET MARKET

     In 1998, the Company targeted wireless market segments to maximize its primary goals of rapid deployment and market share acquisition. The credit denied, credit challenged and first time users who are resisting long-term contracts for service are considered the largest and most rapidly growing segment of the Company's target cellular market. The Company has identified market segments through available demographic and market research analyses and uses this research to target retail locations, agents and distributors.

     With the Company's refocused business objectives in 1999, the Company will target Fortune 1000 companies and major organizations for supporting preferred rate lodging programs using the RFP Express service and other upcoming e-commerce services.

DISTRIBUTION

     In 1998, the Company used two principal methods of distribution for prepaid wireless products and services:

- SFA NETWORK SERVICES -- a service bureau of prepaid wireless communications services which are sold directly to carriers and resellers that wish to offer their own prepaid wireless products.

- BUY-THE-MINUTE-TM- -- a consumer-ready cellular phone/airtime bundle which is sold directly to local, regional and national retail distribution channels.

     The Company entered into distribution agreements with approximately 250 independent dealers. The Company also entered into regional master distributor agreements with communications service providers in Cleveland, Miami, San Diego, and San Francisco. In addition, the Company executed a national master distribution agreement with Brightpoint, Inc. ("Brightpoint"), a leading distributor of wireless communications equipment and accessories.

     For the new e-commerce and Internet-based services provided in 1999, the Company is using dedicated sales staff including a National Account Management structure to support marketing and client liaison activities with Fortune 1000 companies, major organizations, Global Distribution Service ("GDS") providers worldwide and strategic alliance partners.

MARKET ROLL-OUT

     In 1998, the Company offered prepaid wireless service on a market by market basis. To initiate service in an area, the Company must balance costs for engineering, dedicated telephone trunk line and additional switch port capacity. To moderate associated expenses and balance these costs more closely with revenue goals, the Company maintained a carefully planned roll-out schedule to coordinate system expansion and minimize costs.

In 1998, operational markets were as follows:
     Atlanta, Atlantic City NJ, Baltimore, Boston, Chicago, Cincinnati, Cleveland, Elberton GA, Houston, Indianapolis, Jacksonville, Lexington KY, Louisville, Memphis, Miami, Nashville, Newhaven CT, Bridgeport CT, Hartford CT, Waterbury CT, New York, Norfolk, Orlando, Philadelphia, Pittsburgh, Richmond, San Diego, San Francisco, Tampa, and Washington DC.

     In addition, markets may be opened in areas of the country as requested by our distributors pending availability of the underlying service facilities and an business assessment of the opportunities presented.

--------------------------------------------------------------------------------
                                     Page 5

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

     There can be no assurances that the Company will have sufficient finances to expand its markets in the planned time frame, or at all. In addition, the rapidly changing regulatory and competitive environment within which the Company operates has a significant impact on the Company's roll-out schedule.

COMPETITION

     The distribution of telecommunications services is highly fragmented and competitive. Many of the Company's prepaid wireless service competitors are larger than the Company and have financial and other resources substantially greater than those of the Company. Prepaid wireless competition for the Company's products and services comes primarily from incumbent wireless carriers on a regional basis, and large cellular resellers on a national basis. Although several firms offer switch-based or handset-based prepaid products, the Company it not aware of any other national provider that offers both technologies. Handset-based competitors include Topp Telecom, Inc. with their TracFone product and Phillips Electronics North America with their ISIS debit handset product. Switch-based competitors include wireless carriers, Boston Technology, Inc., BCGI and Brite Voice Systems, Inc.

     With the Company's refocused business directions in 1999, new competition will be encountered from existing and emerging companies in the rapidly changing market for e-commerce and related Internet-based services for the travel and hospitality industry.

LICENSES

     In 1997 and 1998, the Company sold licenses, representing the right to certain exclusive distribution arrangements in the total amount of $1.6 million. The licenses are defined and based on Metropolitan Statistical Areas and currently involve the cities of Houston, Boston, Chicago, Philadelphia, Washington, D.C. and New York City. The Company does not anticipate any significant revenue in 1999 will be derived from the sale of licenses.

EMPLOYEES

     As of December 31, 1998, the Company employed 11 full-time and one part time staff in addition to contracted personnel. None of the Company's employees are covered under any collective bargaining agreement. The Company believes its relations with its employees to be strong. With the recently completed acquisition of IXATA.COM total headcount as of July 16, 1999 is 27 employees.

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

--------------------------------------------------------------------------------
                                     Page 6

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

collects this tax consistent with regulatory requirements. There is currently proposed legislation in Congress to repeal this tax.

SERVICE MARKS AND TRADEMARKS

     The Company has filed U.S. Service Mark Applications for "SecurFone" and "Buy-The-Minute." The statement of use for the SecurFone service mark was accepted by the Patent and Trademark Office in February 1998. The statement of use for the Buy-The-Minute service mark was filed recently and is awaiting acceptance. The "Buy-The-Minute" service mark was included in the assets sold to Teledata. The Company also relies on common law, including the law of unfair competition, to protect its service marks and services. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its service marks.

ITEM 2.  PROPERTIES.

     At the end of 1998, the Company was headquartered in San Diego, California in a 3,700, square foot facility. The Company leased its headquarters at a cost of $3,530 per month. The Company also leased its customer service facilities in Miami, Florida for $700 per month, prior to its transfer to Teledata. Currently, the Company, including the IXATA.COM subsidiary, leases office space in San Diego for $2,300 per month.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters has not had a material adverse effect on the Company's financial condition or results of operations.

     Vortex Cellular, Inc. ("Vortex") filed a complaint (VORTEX CELLULAR, INC. (D.B.A. DIRECT MOBILE) V. SECURFONE AMERICA, INC., ET AL., No. 727443, Superior Court of California, County of San Diego) for breach of contract and open book account in the amount of $27,347.56 against SecurFone on January 20, 1999. Vortex is owned by William P. Stueber, II, the Company's former CEO. The complaint was dismissed without prejudice on March 4, 1999.

     On February 1, 1998, SecurFone granted to Wireless Depot, Inc., a Nevada corporation ("Wireless"), an exclusive license to market and sell products and services of SecurFone in the territory of New York City, New York (the "Territory"). Wireless paid to SecurFone a one-time royalty fee in the amount of $350,000. In addition, Wireless made a loan to SecurFone in the amount of $130,000. Under the terms of the license agreement, Wireless agreed to meet a minimum $1,000,000 annual revenue target. Wireless has not met the minimum target revenue requirements. The parties have agreed verbally to terminate the license agreement. While no legal action has been discussed or threatened, the parties are in dispute as to their respective rights and obligations under the license agreement. Currently, the parties are negotiating a settlement of all claims. The settlement may be resolved by the issuance to Wireless of restricted common stock of SecurFone. As of the time of this filing, the terms of the settlement agreement have not been finalized.

     On November 13, 1998, SecurFone terminated the employment of Glen Benton as the National Sales Manager. Subsequently, Mr. Benton filed a complaint with the California Department of Industrial Relations, Division of Labor Standards (case no. 99-04057), alleging that he was terminated for filing or threatening to file a compliant with the California Labor Commissioner. SecurFone considered the charges unsubstantiated and submitted a response to Mr. Benton's allegations with the California Department of Industrial Relations. On March 17, 1999, the California Department of Industrial Relations advised that the case is being closed without prejudice due to fact that Mr. Benton has abandoned his complaint. While administrative remedies within the state Department of Industrial Relations have been exhausted, Mr. Benton is entitled to pursue other rights and remedies if he so desires.

--------------------------------------------------------------------------------
                                     Page 7

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

     IDS Long Distance, Inc. v. SecurFone America, Inc., No. 98-14325 CA 01, Circuit Court, Dade County, Florida. IDS filed a complaint for breach of contract in excess of $15,000. against SecurFone on June 25, 1998. On July 24, 1998, the court approved a stipulation of settlement between the parties, whereby IDS agreed to accept in full and final settlement of its claims the sum of $30,000 payable in three (3) installment payments. On November 16, 1998, the judgment was satisfied.

     SecurFone is in the process of negotiating a payment in the amount of $25,000 in full satisfaction of long outstanding debt with American Express. As of the date of this filing, a settlement agreement with American Express is still being negotiated.

     On October 24, 1997, SecurFone entered into a Compromise and Settlement Agreement with Performance Printing Corporation ("Performance"), whereby, among other things, SecurFone issued in favor of Performance a promissory note in the principal amount of $31,921.30, together with 6% interest thereon, in total satisfaction of a trade debt. The promissory note provided for 24 equal monthly payments in the amount of $1,407.73, beginning on October 24, 1997 with the last payment date of September 24, 1999. SecurFone has failed to make its scheduled payments for the months of March, April and May 1999. Performance has threatened to exercise its remedies available to it under the terms of the promissory note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of 1998.




















--------------------------------------------------------------------------------
                                     Page 8

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq Over-the-Counter Market and has been quoted on the Nasdaq Electronic Bulletin Board under the symbol "SFAI." The following table lists the high and low closing price of the Company's Common Stock for each quarter of 1997 and 1998. The information included in the table represents prices between dealers exclusive of retail mark-up, mark-down and may not necessarily represent actual transactions.

                                              1998                     1997
                                         HIGH         LOW        HIGH          LOW
     First Quarter................    $ 6.120     $ 3.000      $ 5.37       $ 4.25
     Second Quarter...............      5.593        4.00        5.00         4.50
     Third Quarter................      5.312       1.218       25.00         4.62
     Fourth Quarter...............      1.281       0.156       15.00        10.00

     As of July 1, 1999 there were approximately 435 stockholders of record of the Common Stock of the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following describes certain factors which produced changes in the results of operations of SecurFone America, Inc. (the "Company") during the twelve months ended December 31, 1998 ("Fiscal 1998") and as compared with the twelve months ended December 31, 1997 ("Fiscal 1997") as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Annual Report.

     Certain matters discussed in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "--Forward-Looking Statements."

OVERVIEW

     The Company develops and markets prepaid wireless products and services in various markets throughout the United States. The Company only began full-scale operations in the first quarter of 1998. The Company has substantially completed development of all major aspects of its prepaid wireless network systems and previously planned to implement the marketing and sales programs necessary to create a sustainable revenue base. The Company also plans to develop the necessary back office and administrative support systems to support the business. Significant additional funding will be required to support these new activities

--------------------------------------------------------------------------------
                                     Page 9

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

     The products and services that the Company developed during its start-up phase were initially introduced to a limited number of U.S. cities to fully test the network, administrative, engineering and marketing infrastructure prior to full-scale roll-out. The Company invested significant capital and effort to develop its network, software, routing and carrier interface technology, for the hiring and development of an experienced management team, and the initial introduction of services to the roll-out markets. The Company may, from time to time, make increasing expenditures to expand its available network capacity as demand increases. The ability of the Company to meet its business growth objectives will depend on securing substantial new funding for advertising and promotion activities, as well as funding for securing new distribution channels. To effectively manage the Company's growth and maintain quality controls over its services and network, the Company must also expand its internal management, technical and accounting systems, all of which will require substantial investment.

RECENT EVENTS

MANAGEMENT CHANGES

     William P. Stueber, II, Chief Executive Officer and a Director, left the Company to pursue other interests effective October 31, 1998. The Company has negotiated a settlement with Mr. Stueber to resolve all outstanding obligations related to his prior employment by the Company. On September 11, 1998, the Company's Chief Operating Officer and a Director, Derek M. Davis, resigned to pursue other interests. Mr. Davis agreed to be available to Company executives for a period of two months, without compensation, in order to ensure a smooth transition of tasks and responsibilities to his replacement. Effective February 1, 1998, Michael Lee, the Company's Chief Financial Officer and a Director, resigned. Mr. Lee's departure was by mutual agreement with the Company's Board of Directors. Steven L. Wasserman, Secretary and Director, resigned from his position as a Director to pursue other interests effective April 30, 1999. Mr. Wasserman continues as Secretary of the Company.

     Paul B. Silverman executed an employment agreement assuming the role of Chief Executive Officer effective November 1, 1998, and was elected a Director on December 11, 1998.

     Andrew H. Kent joined the management team as Director, Business Development effective November 1, 1998. In that position, Mr. Kent reported to the Chief Executive Officer and played a key role in reshaping the Company's overall business strategy to pursue new e-commerce and Internet-related business opportunities. In June 1999, Mr. Kent was appointed Vice President and Chief Financial Officer for the Company and appointed to serve as a Director. (For additional information on management changes, see "Directors and Officers of the Registrant").

     On July 1, 1999, the Company further expanded the management team and appointed three new Directors, including one new outside Director. The new Directors include Robert Steiner and Fred Gluckman, senior officers and co-founders of the newly-acquired IXATA.COM subsidiary, and Paul Hatch, an SEC attorney and Senior Vice President at Edelman Public Relations, a Washington, DC-based public relations firm.

NEW STRATEGIC DIRECTIONS

     In late 1998, the Company established the strategic objective of pursuing new complimentary Internet-related and e-commerce opportunities. On January 30, 1999, the Company executed a previously announced agreement with Teledata World Services, Inc. ("Teledata") (OTC/BB:TWOS), to sell certain prepaid cellular assets sold to Teledata for cash and Teledata common stock. The sale is consistent with the Company's objectives of improving the financial position of the Company and pursuing planned new business directions. See "Sale of Selected Assets and Lines of Business".

     Consistent with the Company's new business objectives, on May 7, 1999, the Company executed a letter of intent to acquire all outstanding common stock of IXATA.COM, a privately held provider of Internet-based, automated systems and related information services designed to automate redundant, labor-intensive processes in the travel industry. IXATA.COM's current principal product is RFP Express-SM-, an Internet-based software system that

--------------------------------------------------------------------------------
                                     Page 10

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

automates the preferred lodging programs proposal process in the hospitality services market. Current prospects and customers for the RFP Express-SM-service include corporate users, travel planners, and Global Distribution Service ("GDS") providers. Interim and long term funding to support IXATA.COM's national rollout will be provided by SecurFone. The acquisition was finalized on July 1, 1999. The Company has established IXATA.COM, Inc. as a wholly-owned subsidiary and plans to significantly expand IXATA.COM's operations to offer new enhanced, Internet-based, information services in the travel market, targeting existing and new corporate clients.

     The acquisition of IXATA.COM is consistent with the Company's new objective of pursuing innovative, high potential Internet-related, value-added `transactional' business opportunities. The Company believes IXATA.COM's technology and resources will make an important contribution to support other new Internet-related initiatives the Company plans to pursue.

     The Company is now further expanding its management team and planning to secure new financing to support both expansion of the IXATA.COM. revenue base, as well as development of new enhancements and related Internet-based services targeting the travel and hospitality sectors. There can be no assurances that the Company will obtain the financing necessary to fund its expansion plans.

  UPCOMING IXATA.COM PRODUCTS AND SERVICES

     IXATA.COM's premier product, RFP Express-SM-, integrates a sophisticated data-warehousing system, interactive telephone and fax technology and user-friendly, Internet-based interface to deliver solutions providing dramatic cost savings for corporate users.

     RFP Express-SM- enables travel managers to conduct large scale preferred lodging programs request for proposal process in the hospitality services market ("RFP process"), on an automated, efficient basis using global
Internet services. RFP Express-SM- distributes RFPs to a substantial number of hospitality properties, automatically tracks and records the RFP responses, provides automatic reminders to entities who failed to respond, allows the travel manager to negotiate submitted responses, provides automated acceptance or rejection letters and creates a searchable, real-time data warehouse based on responses.

     While Internet services are the primary transport mode for RFP Express-SM-, the system also interfaces transparently to existing fax and e-mail systems, further expanding the market opportunity and providing a smooth transition to existing operating environments.

NEW FUNDING

     Recognizing that new funding is essential to meet the Company's core business objectives as well as expand into new business areas, the Company has pursued several options.

     On June 16, 1998, the Company executed a Letter of Intent with Young Management Group ("YMG") for securing new capital, and agreeing to the planned acquisition of SCIES, Inc. ("SCIES"), a privately-held, development stage provider of Internet telephony software, systems and services that is headquartered in Reston, Virginia. Structure of the final funding provided by YMG was contingent upon completion of a definitive business agreement between the Company and YMG. On August 1, 1998, YMG declined to meet its funding obligation payable at that date and the funding agreement was terminated. Total funds provided to the Company by YMG during May through July 1998 were $115,000, and were recorded as loans to the Company. To further improve the Company's financial position, in May 1999 the YMG loan was converted to equity. See "Conversion of Existing Debt to Equity." The planned acquisition of SCIES has not yet been completed. See "Other Information."

     On November 17, 1998, the Company entered into a relationship with the Strategica Group for investment banking services and bridge funding. For services rendered, Strategica was issued 41,665 shares of the Company's unregistered common stock and received a cash payment of $2,500. Due to delays encountered in securing new funding, the Company, on January 11, 1999, terminated its business relationship with Strategica and elected to

--------------------------------------------------------------------------------
                                     Page 11

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

pursue other new funding alternatives. To support the Company's new refocused business objectives in late 1998, the Company pursued the sale of selected assets as described below.

     On February 4, 1999, the Company executed a Purchase Agreement with All Points Telecom, Inc. ("APT"), a privately-held telecommunications firm, whereby APT would acquire a controlling interest in the Company through the purchase of 4.5 million shares of the Company's common stock from Montpilier Holdings, Inc. ("Montpilier"). Montpilier is the principal stockholder of the Company and is owned indirectly by Michael M. Grand, a Director of the Company. Under the terms of the agreement, APT would also loan up to $1.8 million at the time of closing to the Company. The proceeds of this loan would be used to repay existing debt and provide additional working capital to meet the Company's growth needs. On April 12, 1999, the Company rejected a modified APT proposal, the Company and APT terminated discussions and the Company elected to pursue other alternatives.

SALE OF SELECTED ASSETS AND LINES OF BUSINESS

     On January 30, 1999, the Company executed a previously announced agreement with to sell certain prepaid cellular assets to Teledata for cash and Teledata common stock. On April 22, 1999, the Company executed a final agreement to sell all outstanding shares of a wholly-owned subsidiary of the Company, SecurFone, Inc., to Teledata for $498,000 in cash, 600,000 shares of Teledata unregistered common stock, and the option to sell the stock back to Teledata at a price of $2.50 per share effective one year from the date of the transaction if the market price of the Teledata stock is less than $2.50 per share. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the Buy-The-Minute-TM- ("BTM") product and selected distribution channels. Under the terms of the agreement, the Company will continue to offer prepaid cellular services and may establish resale and joint service arrangements to serve selected markets.

     The sale was consistent with the Company's planned strategy of refocusing its business objectives to pursue new e-commerce and Internet-based business opportunities to create significant shareholder value. The Company plans to continue to offer prepaid wireless services, focusing on higher margin opportunities, primarily through resale.

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

--------------------------------------------------------------------------------
                                     Page 12

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

         On October 9, 1998, Matech II served notice to SecurFone of its default on the Note. On October 19, 1998, SecurFone returned to Matech II the 560,000 shares of its common stock which were pledged as collateral on the Note and the Note was cancelled.

CONVERSION OF EXISTING DEBT TO EQUITY

     In 1999, agreement was secured from several existing note holders to convert existing debt to unregistered shares of SecurFone common stock. On May 19, 1999, Young Management Group was issued 59,266 unregistered shares of the Company's common stock to eliminate total debts of $118,532, including notes of $115,000, and Michael Gilburd was issued 12,500 unregistered shares of the Company's common stock to eliminate total debts of $25,000.

ADDITIONAL ISSUANCE OF SECURITIES

     For rendering brokering services and as a part of the transaction to purchase IXATA.COM, the Company agreed to pay Global One, Inc. ("Global"), 600,000 shares of restricted common stock of the Company. Global is an international business corporation in Nevis, British Virgin Islands. As of July 1, 1999, the date the purchase agreement was finalized, these 600,000 shares have not been issued. The Company intends to issue the shares to Global in the third quarter of 1999.

RESULTS OF OPERATIONS:

FISCAL 1998 COMPARED TO FISCAL 1997

REVENUES

     The Company only began full-scale operations in the first quarter of 1998; accordingly, a detailed comparison of revenues between Fiscal 1997 and Fiscal 1998, with the exception of licensing income as discussed below, is not meaningful. Prepaid cellular revenues for Fiscal 1998 increased to $367,358 from $88,431 in Fiscal 1997. The increase was as a result of the Company introducing its switch-based prepaid cellular product in the 30 markets, up from offering service in just four markets in 1997.

COST OF GOODS SOLD

     Total cost of goods sold for Fiscal 1998 increased to $476,728 from $65,547 in Fiscal 1997 primarily due to the Company introducing the sale of its SFN switch-based product.

GROSS PROFIT/MARGIN

     Gross profit for Fiscal 1998 decreased to a loss of $109,370 from profits of $22,884 in Fiscal 1997 primarily due to the high fixed portion of cost of goods associated with the introduction and market roll-out of the Company's SFN switch-based product.

OPERATING EXPENSES

     Selling, general and administrative expenses increased to $2,437,287 in Fiscal 1998 from $1,859,418 in Fiscal 1997. The increase in selling, general and administrative expenses was primarily due to the hiring and development of an experienced management team. The wages and associated taxes in Fiscal 1998 increased to $763,402 from $377,066 in Fiscal 1997. Consulting, legal and professional fees increased to $328,059 in Fiscal 1998 from

--------------------------------------------------------------------------------
                                     Page 13

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

$246,151 in Fiscal 1997 due to the Company's increased need for assistance in technological developments, new product development, accounting regulations and Public Utilities Commission, Federal Communications Commission and Securities and Exchange Commission requirements. Marketing-related expenses, including advertising, printing and tradeshows, decreased in Fiscal 1998 to $77,029 from $285,367 in Fiscal 1997. In addition, the Company recorded amortization and depreciation expenses of $329,559 in Fiscal 1998 versus $120,678 in Fiscal 1997.

     Operating expenses decreased to $4,057,287 in Fiscal 1998 from $6,163,784 in Fiscal 1997. In addition to the increase in selling, general and administrative expenses discussed above, the decrease in operating expenses was due to a $1,620,000 non-cash expense associated with stock-based compensation in Fiscal 1998 as compared to $4,327,250 non-cash expense associated with stock-based compensation in Fiscal 1997. At various dates in August, October and November 1997, the Company granted stock options to purchase 430,900 shares of Common Stock under the Company's two stock option plans. According to generally accepted accounting principles, these shares were recorded as a stock-based compensation expense of $1,227,250 with a corresponding entry to the paid-in capital -- stock options granted account. On December 3, 1997, the Company issued 620,000 contingent shares of Common Stock pursuant to various employment, retainer, consulting and fee agreements. As of December 31, 1997, all conditions of the share issuance had been met which resulted in an accounting cost entry of $3,100,000 being added to operating expenses and corresponding entries being made to the common stock and additional paid-in capital accounts. In January 1998, the Company granted stock options to the Company's former President, William Stueber, to purchase 400,000 shares of Common Stock. These shares were recording as a stock-based compensation expense of $1,620,000 with a corresponding entry to the paid-in capital -- stock options granted account.

     The net loss for Fiscal 1998 was, however, reduced by a $50,000 realized gain on the disposition of marketable securities that the Company held which resulted in a comprehensive loss of $4,304,943 or $0.72 per share as compared to $4,771,669 or $0.95 per share for Fiscal 1997.

OTHER EXPENSES

     Interest expense increased to $288,286 in Fiscal 1998 from $68,021 in Fiscal 1997 due to the Company's purchase of computer hardware under a capital lease agreement and the payment of interest to investors who have obtained letters of credit on behalf of the Company which are posted with the Company's underlying telephony service providers for the purpose of provisioning service to initial roll-out markets.

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

NETWORK INFRASTRUCTURE AND COSTS

     To provide services, the Company purchases many requisite underlying component network telephony services from various vendors. Some of these vendors operate in a highly competitive and minimally regulated environment, others either exist as monopolies, part of an oligopoly or otherwise in an environment of little competition in a service segment that is heavily regulated. 1997 brought severe and wide sweeping change to much of the telephony industry. As a consequence, the Company has been afforded the opportunity to competitively seek bids for many of its requisite underlying service components. In 1998 the Company began, and will continue to implement, an initiative to significantly lower costs to provide service and ensure a purchasing environment of multiple, redundant vendors for each category of purchase service. The overall result of this initiative should be to increase the gross profit margins of each of the Company's product offerings

--------------------------------------------------------------------------------
                                     Page 14

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is continually reviewing various sources of additional financing to fund its growth. As of December 31, 1998, the Company had received advances in the amount of $1,427,029 from private investors.

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

     At December 31, 1998, the Company had cash and cash equivalents of $1,532. In addition, the Company had accounts receivable totaling $3,519 from the sale of the Company's switch-based debit cellular product. Net cash used by operating activities was $1,451,213 in Fiscal 1998 compared to $221,840 in Fiscal 1997. Net cash used in investing activities in Fiscal 1998 was $12,212 used to purchase equipment as compared with $154,108 in Fiscal 1997. Net cash provided by financing activities in Fiscal 1998 totaled $1,457,450 which consisted primarily of $1,280,699 in proceeds from notes payable to the Company from private investors as compared with $328,836 in Fiscal 1997 which consisted primarily of capital contributions of $120,000 and proceeds from capital lease of $159,650.

     In order to continue at its current rate of network development and expansion, the Company would require additional, non-revenue related financing of approximately $1.25 million for 1999 to fund operating losses and to purchase additional computer hardware and software which would allow the Company to increase its call capacity and efficiency. The Company would also require an additional letter of credit facility of $2.0 million to secure the necessary air time from underlying carriers in order to support the proposed market roll-out and expansion. The Company is continuing negotiations to secure this additional funding from all possible sources. See "-Recent Events - New Funding." Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations.

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

--------------------------------------------------------------------------------
                                     Page 15

                             SECURFONE AMERICA, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

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

     Effective December 1, 1998, the Company retroactively changed its method of recognizing start-up costs to conform with a recent pronouncement of the American Institute of Certified Public Accountants ("AICPA"), Statement of Position ("SOP") 98-5 Reporting on the Costs of Start-Up Activities. The Company previously amortized these costs over a five-year period beginning January 1, 1997, using the straight-line method. The new pronouncement requires start-up costs to be expensed as incurred. As a result, the cumulative effect of applying the new method retroactively as of January 1, 1997 was charged to 1998 earnings as required by SOP 98-5. The effect of the change decreased amortization and net income for the three months and twelve months ended December 31, 1998 by $46,638 and $261,293 respectively.

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

FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

--------------------------------------------------------------------------------
                                     Page 16

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

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

- INSUFFICIENT CAPITAL TO CONTINUE OPERATIONS. As the Company continues to implement its business, present sources of financing will not be adequate to support the Company's increased cash needs. Furthermore, the Company's entry into new Internet and electronic commerce business areas will create additional demands for investment capital. If the Company fails to obtain necessary short-term financing, it will not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations.

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

- DEPENDENCE ON NEW PRODUCT INTRODUCTION AND COMMERCIALIZATION. The concept of and the technology to manufacture, operate and market Internet-based electronic commerce and prepaid cellular services have only been recently developed. Although the Company believes that there is a large market for its product, there can be no assurance that the Company will be successful in the introduction of its new product. The Company's successful entry into the Internet and electronic commerce markets in 1999 will also depend on the rapid introduction and commercialization of new products and services in a highly competitive and rapidly changing global market. To achieve success in this environment, the Company may have to overcome significant technological and marketing hurdles which may not be currently foreseen. Since the Company may be pursuing innovative, new applications in the Internet and electronic commerce markets, there may be little direct operating history on which to base assumptions as to practicality, market acceptability, sales volume and profitability.

- COMPETITION. The Internet-based electronic commerce and prepaid cellular industries have become increasingly competitive due to the entry of large, well financed service providers into the market. Other potential competitors include companies with substantially greater financial and marketing resources than those of the Company. In the Internet and electronic commerce markets, while the market has shown strong growth, there are numerous, well-funded competitors as well. No assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. The Company may not be able to operate successfully in this competitive environment.

- DEPENDENCE ON UNDERLYING CELLULAR AND LONG DISTANCE CARRIERS. The Company is currently dependent on a limited number of domestic wireless and long distance carriers to provide access for its services. Although the Company believes that it currently has sufficient access to transmission facilities and long distance networks on favorable terms, and believes that its relationships with carriers is satisfactory, an increase in the rates charged by carriers would have a adverse effect on the Company's operating margins. Failure to obtain continuing access to such facilities and networks on favorable terms, would also have a material adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its prepaid cellular services operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.


--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


- DEPENDENCE ON INTERNET. The Company is currently dependent on the Internet as an access and transmission medium to provide its services. Although the Company believes that the acceptability and usability of the Internet will increase over time, any increase in the rates charged by Internet service providers, carriers or decreased use of the Internet for electronic commerce transactions, resulting in a decreased usage of the Internet would have a material adverse effect on the Company's operating margins. Failure to promote Internet access as the preferred means of accessing the Company's service could also have a material adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its Internet based e-commerce operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.

- REGULATORY ENVIRONMENT, UNFORESEEN COSTS AND REGULATION. Currently, both land line and wireless telephony are undergoing rapid and drastic regulatory changes. Furthermore, Internet-based electronic commerce is under increased scrutiny by regulatory agencies and may also undergo rapid and drastic regulatory changes. The Company's products have components that are regulated by both state and federal regulatory agencies. There can be no assurances that one or more services currently offered by the Company will not be negatively impacted by newly-created or interpreted regulation.

These and other risks described in this Annual Report must be considered by any investor or potential investor in the Company.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Attached to this Annual Report and filed as a part of this Annual Report are the Consolidated Financial Statement and Financial Statement Schedule required by Regulation S-X.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information about the directors and executive officers of the Company as of July 1, 1999 is included below.

-----------------------------------------------------------------------------------------------------

                                                                                             DIRECTOR OR
     NAME                  AGE                          POSITION                            OFFICER SINCE
---------------------------------------------------------------------------------------------------------
Derek Davis                34      Chief Operating Officer and Director (Resigned
                                   September 11, 1998)                                        June 1996
---------------------------------------------------------------------------------------------------------
Fred Gluckman              49      Executive Vice President, Technology and
                                   Automation IXATA.COM and Director                          July 1999
---------------------------------------------------------------------------------------------------------
Michael M. Grand           59      Director                                                  April 1997
---------------------------------------------------------------------------------------------------------
Paul Hatch                 47      Director                                                   July 1999
---------------------------------------------------------------------------------------------------------
Andrew H. Kent             35      Vice President and Chief Financial Officer and Director    June 1999
---------------------------------------------------------------------------------------------------------
Michael Lee                        Chief Financial Officer and Director (Resigned
                                   February 20, 1998)                                         June 1996
---------------------------------------------------------------------------------------------------------
Paul B. Silverman          55      Chief Executive Officer and Director                   November 1998
---------------------------------------------------------------------------------------------------------
Robert Steiner             44      Executive Vice President, Marketing, IXATA.COM
                                   and Director                                               July 1999
---------------------------------------------------------------------------------------------------------
William P. Stueber, II     38      President and Director (Resigned October 31, 1998)        April 1996
---------------------------------------------------------------------------------------------------------
Steven L. Wasserman        45      Secretary and Director (Resigned as Director
                                   April 30, 1998)                                           April 1996
---------------------------------------------------------------------------------------------------------


The following describes the business background and the experience of each of the directors and executive officers of the Company:

          DEREK M. DAVIS became Chief Operating Officer of the Company in June 1996 and interim Chief Financial Officer in February 1998. From March 1993 until June 1996, Mr. Davis was Director of Operations of Central Communications Corporation, a company engaged in the construction and operation of 220 MHz Specialized Mobile Radio systems. From December 1990 until September 1991, Mr. Davis was a financial analyst for Rovic Diamonds, a diamond mining company. On September 11, 1998, Mr. Davis resigned to pursue other interests. Mr. Davis agreed to be available to Company executives for a period of two months, without compensation, in order to ensure a smooth transition of tasks and responsibilities to his replacement.

          FRED GLUCKMAN is Executive Vice President, Technology and Automation of the Company's IXATA.COM subsidiary and was appointed a Director of the Company July 1, 1999. Mr. Gluckman is a co-founder of IXATA.COM. Since 1994, Mr. Gluckman was co-founder and CEO of Tel.n.Form, Inc., a privately-held provider of automated sales lead and related information to auto dealerships and financial institutions. Through Mr. Gluckman's many joint ventures, Mr. Gluckman has gained a reputation as one of the leading experts in the use of automation to eliminate costly, redundant business processes. Born in Israel and raised in Canada, Mr. Gluckman holds a Bachelor of Science degree from McGill University.

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

          PAUL HATCH was appointed as a member of the Company's Board of Directors on July 1, 1999. Mr. Hatch is currently Senior Vice President at Edelman Public Relations Worldwide where he directs the firm's state and local programs practice. Mr. Hatch has more than 25 years experience in political campaigns, public affairs and


--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


communications. Mr. Hatch's background includes serving as the Executive Director of the Republican Governors' Association (RGA), working closely with the nation's 32 Republican governors and their staffs. Mr. Hatch also served as the deputy political director of the Republican National Committee (RNC). Mr. Hatch has represented Anderson Consulting, Laidlaw, IMG. US West Communications, Texaco, 3M, the National Education Association, Microsoft, CSX Transportation Co., Northwest Airlines, and other Fortune 500 clients. Mr. Hatch currently provides support services to the RGA, the RNC, as well as Republican Leadership in the U.S House of Representatives. Prior to joining the RGA, Mr. Hatch resided in Salt Lake City, practiced Law, specializing in Securities law and regulated industries, and served as a special assistant Attorney General. Mr. Hatch studied Finance and Economics at University of Utah and obtained a Juris Doctor Degree from the University's College of Law in 1978.

          MICHAEL LEE became Chief Financial Officer and a Director of the Company in June 1996. Mr. Lee is a certified public accountant and member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Lee has been a tax partner since October 1993 at Bober, Markey & Company, a large regional public accounting firm. Previously Mr. Lee has worked at Grant Thornton International LLP, one of the world's largest public accounting firms. Effective February 20, 1998, Michael Lee, the Company's Chief Financial Officer and a Director resigned. Mr. Lee's departure was by mutual agreement with the Company's Board of Directors.

          ANDREW H. KENT joined the management team as Director, Business Development effective November 1, 1998. In the new position, Mr. Kent reports to the Chief Executive Officer and played a key role in reshaping the Company's overall business strategy to pursue new e-commerce and Internet-related business opportunities. On June 30, 1999, Mr. Kent was appointed Vice President and Chief Financial Officer, reporting to the Chief Executive Officer. Mr. Kent was also elected to serve on the Company's Board of Directors on June 30, 1999.

          PAUL B. SILVERMAN became Chief Executive Officer of the Company in November 1998 and a director in December 1998. Since January 1997, Mr. Silverman has been Chairman of the Board and Chief Executive Officer of SCIES, Inc., a global Internet telephone systems and services company. From 1990 to 1996, Mr. Silverman was Chief Executive Officer of JMS North America, Inc. (formerly James Martin Strategy, Inc.), an international management consulting and engineering company. Previously, Mr. Silverman held senior management consulting positions with Coopers & Lybrand and Booz Allen and Hamilton. Mr. Silverman's background also includes more than 20 years experience in senior engineering, marketing and international business development positions with major information industry firms including Satellite Business Systems (division of IBM), GTE, Xerox and RCA Global Communications, Inc.

          ROBERT STEINER is Executive Vice President Marketing of the Company's IXATA.COM subsidiary and was appointed a Director of the Company on July 1, 1999. Mr. Steiner is a co-founder of IXATA.COM. From 1991 to 1994, Mr. Steiner was founder and Managing Partner of Smith, Steiner & Thomas, one of the largest travel management consulting companies in the world. Mr. Steiner's background also includes serving as Manager, Corporate Procurement for Northrop Corporation, and a Contracting Officer within the United States Air Force. Mr. Steiner holds a BA in Economics from the University of California, and an MBA from Pepperdine University.

          WILLIAM P. STUEBER, II became CEO, President and a Director of the Company in June 1996. Since 1983, he has been the President of Vortex Cellular, Inc., a cellular activating and consulting company doing business as Direct Mobile ("Direct Mobile"). Mr. Stueber is also an exclusive agent of Bell Atlantic NYNEX Mobile. Effective October 31, 1998, Mr. Stueber left the Company to pursue other interests. The Company has negotiated a settlement with Mr. Stueber to resolve all outstanding obligations related to his prior employment by the Company. See "Employment Agreements."

          STEVEN L. WASSERMAN has been Secretary and was a Director of the Company since its inception. Mr. Wasserman is an attorney and a partner of the law firm of Kohrman Jackson & Krantz P.L.L., Cleveland, Ohio. He also serves as Secretary and a director of INTEK Global Corporation, a wireless service and technology company. Mr. Wasserman is a member of the bars of Ohio and Florida. Mr. Wasserman was a principal of the law corporation of Honahan, Harwood, Chernett & Wasserman, LPA, Cleveland, Ohio, from 1983 to September 1994. Mr.


--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


Wasserman resigned his position as a Director to pursue other interests effective April 30, 1999. Mr. Wasserman continues as Secretary of the Company.

MEETINGS OF THE BOARD OF DIRECTORS

     The Board of Directors met four times and acted by written consent eight times in 1998. During 1998, all members of the Board of Directors participated in each Board meeting.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership of the Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all ss. 16(a) forms they file. Based solely on filings received by the Company, the Company is not aware of any delinquent ss. 16(a) filings in 1998.


ITEM 10. EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation paid by the Company since its inception to Paul B. Silverman, the Company's President and Chief Executive Officer, and William P. Stueber, II, the former President, the only executive officer whose total annual salary exceeded $100,000 in 1998.

----------------------------------------------------------------------------------------
                          ANNUAL COMPENSATION
                        -----------------------        LONG-TERM
NAME                    FISCAL                        COMPENSATION         ALL OTHER
                         YEAR         SALARY          OPTION AWARDS       COMPENSATION
----------------------------------------------------------------------------------------
Paul B. Silverman        1998      $ 23,080 (4)             --            $ 84,991 (3)
                         1997            --                 --                  --
                         1996            --                 --                  --
----------------------------------------------------------------------------------------

William P. Stueber, II   1998      $152,308                 --                  --
                         1997      $ 39,358 (1)        $50,000            $105,000 (2)
                         1996            --                 --            $ 55,000 (2)
----------------------------------------------------------------------------------------

     (1) $11,666 of this amount was earned by Mr. Stueber in 1997, but payment was deferred pursuant to the terms of his employment agreement. See "Employment Agreements."

     (2) The listed amounts were paid to Direct Mobile for consulting services provided to the Company in 1996 and before Mr. Stueber joined the Company in 1997. Mr. Stueber is the President and sole owner of Direct Mobile.


--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


     (3) The listed amount was paid to Paul Silverman and SCIES, Inc. for consulting services provided to the Company in 1998 and before Mr. Silverman joined the Company in 1998. Paul B. Silverman is Chief Executive Officer of SCIES. Mr. Silverman currently retains a 40 % ownership interest in SCIES. Of this amount, $11,535 for consulting services, was earned by Mr. Silverman in 1998, but payment was deferred.

     (4) $23,080 of this amount was earned by Mr. Silverman in 1998, but payment was deferred.

OPTION GRANTS IN 1998

   The following table summarizes information concerning options granted during 1998 to Mr. Silverman and Mr. Stueber:

-------------------------------------------------------------------------------------------------------
                                          PERCENT OF
                           SHARES OF     TOTAL OPTIONS
NAME                     COMMON STOCK     GRANTED TO       EXERCISE     MARKET VALUE
                          UNDERLYING     EMPLOYEES IN      PRICE PER    PER SHARE ON       EXPIRATION
                            OPTIONS      FISCAL 1998         SHARE      DATE OF GRANT         DATE
-------------------------------------------------------------------------------------------------------
William P. Stueber, II      400,000         72.3%            $0.10          $4.05          1/06/08 (1)
-------------------------------------------------------------------------------------------------------
                            100,000         27.3%            $0.10          $0.53          12/01/08
Paul B. Silverman            50,000                          $0.28          $0.28          12/11/08
-------------------------------------------------------------------------------------------------------


     (1) 50,000 of these options were exercised in 1998. The remainder of the options were subsequently cancelled in 1999 pursuant to a settlement agreement between the Company and Stueber. See "Employment Agreements."

OPTION EXERCISE IN 1998 AND VALUES AT 1998 YEAR-END

     The following table summarizes information with respect to the unexercised options held by Mr. Silverman and Mr. Stueber as of December 31, 1998. Also reported are values of "in-the-money" options, that is, the amount by which the exercise price of the option is exceeded by the last sale price of the Common Stock on December 26, 1998, the last day on which a sale occurred before year-end.

------------------------------------------------------------------------------------------------------------------
                          SHARES                           NUMBER OF SHARES            VALUE OF UNEXERCISED
                         ACQUIRED     VALUE             UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
NAME                        ON       REALIZED        OPTIONS AT DECEMBER 31, 1998      AT DECEMBER 31, 1998
                         EXERCISE                --------------------------------------------------------------
                                                 EXERCISABLE    UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
William P. Stueber, II    50,000     $138,750     50,000 (1)          --             $     0               --
                                                 350,000 (1)                         $19,600
------------------------------------------------------------------------------------------------------------------
                                                  50,000               0             $     -
Paul B. Silverman                                100,000              --             $ 5,600
------------------------------------------------------------------------------------------------------------------

     (1) These options have been subsequently cancelled in 1999 pursuant to a settlement agreement between the Company and Stueber. See "Employment Agreement."

LONG-TERM INCENTIVE AND PENSION PLANS

     The Company does not have any long-term incentive, pension or similar plans.


--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS

     The Company executed an employment agreement with Mr. Silverman on November 1, 1998 to serve as Chief Executive Officer. Mr. Silverman's salary compensation is $150,000, increasing to $180,000 per year after the Company secures minimum new funding of $750,000. Mr. Silverman also received options to acquire 100,000 shares of the Company's Common Stock upon execution of the employment agreement, and additional options for 300,000 shares directly linked to the Company's ability to meet specified market capitalization targets and financial milestones. On December 11, 1998, Mr. Silverman was appointed a director of the Company and granted options to purchase 50,000 shares of Common Stock under the Directors' Option Plan.

     Effective November 1, 1997, the Company entered into an employment agreement with Mr. Stueber to act as President. The agreement was for a term of one year with automatic annual renewals unless either party terminated the agreement. Mr. Stueber left the Company to pursue other interests effective October 31, 1998.

     Mr. Stueber's employment agreement provided for an annual salary of $250,000, of which $15,000 was payable monthly. The agreement provided that the deferred portion of Mr. Stueber's salary would become payable upon the earlier of a determination by the Board of Directors of the Company that the Company had sufficient revenues or capital or May 1, 1998. After May 1, 1998, Mr. Stueber agreed to continue to defer the deferred portion of his salary until the Company had sufficient revenues or capital to pay Mr. Stueber. In addition, Mr. Stueber was granted an option to purchase 400,000 shares of Common Stock at an exercise price of $0.10 per share on January 6, 1998, pursuant to the agreement. The agreement provided that if Mr. Stueber was terminated or left the employment of the Company, his salary would continue for a period of three or six months depending upon the reason for the termination of his employment. Pursuant to the employment agreement, Mr. Stueber has agreed not to compete with the Company for a period of one year after the termination of his employment. On February 8, 1999, the Company executed a settlement agreement with Mr. Stueber to resolve all outstanding claims related to his prior employment by the Company and cancel his outstanding options for $50,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table includes, as of July 1, 1999, information regarding the beneficial ownership of the Company's Common Stock, by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, each director and executive officer of the Company, Mr. Stueber, the Company's former President, and all directors and executive officers as a group.

-------------------------------------------------------------------------------------
                                                BENEFICIAL OWNERSHIP (2)
                                         --------------------------------------------
NAMES AND ADDRESS (1)                    SHARES                      PERCENTAGE
-------------------------------------------------------------------------------------
Andreoli Family Trust (3)               1,761,875                        16.4%
-------------------------------------------------------------------------------------
Fred Gluckman (4)                       1,761,875                        16.4%
-------------------------------------------------------------------------------------
Robert Steiner                            516,250                         4.8%
-------------------------------------------------------------------------------------
William P. Stueber, II (5)                      0                         0.0%
-------------------------------------------------------------------------------------
Andrew H. Kent (6)                         20,000                          0.2%
-------------------------------------------------------------------------------------
Paul B. Silverman (7)                     150,000                          1.4%
-------------------------------------------------------------------------------------
Paul Hatch                                      0                         0.0%
-------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


Steven L. Wasserman (8)                   100,000                         0.9%
-------------------------------------------------------------------------------------
Michael M. Grand (9)                    4,550,000                        42.0%
-------------------------------------------------------------------------------------

All directors and executive officers

 As a group (seven individuals) (10)    7,098,125                        64.3%
-------------------------------------------------------------------------------------


(1) Unless otherwise indicated, the address of each of the beneficial owners is c/o SecurFone America, Inc., 8080 Dagget, Suite 220, San Diego, California 92111.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from July 1, 1999 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days from July 1, 1999 have been exercised.

(3) Andreoli Family Trust's address is 3131 Liberty Circle South, Las Vegas, NV 89121.

(4) These shares are held by the Gluckman Family Trust of which Mr. Gluckman is the trustee.

(5) Mr. Stueber address c/o Direct Mobile Vortex Cellular, 14 E. Main Street, Somerville, NJ 08876.

(6)  Includes options to purchase 20,000 shares of Common Stock.

(7) Includes an option to purchase 100,000 shares of the Company's Common Stock granted upon execution of Mr. Silverman's employment agreement. Does not include an option to purchase 50,000 shares of Common Stock granted under the Directors' Option Plan, which are not presently exercisable, or options to acquire up to an additional 300,000 shares of Common Stock contingent upon the Company's ability to meet specified market capitalization and financial milestones which have not yet been reached.

(8) Includes (i) an option to purchase 50,000 shares of Common Stock granted under the Directors' Option Plan and (ii) 50,000 shares of Common Stock held by Kohrman Jackson & Krantz P.L.L. Mr. Wasserman is a partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company.

(9) Includes (i) an option to purchase 50,000 shares of Common Stock granted under the Directors' Option Plan and (ii) 4,500,000 shares of Common Stock held by Montpilier. Montpilier is wholly owned by Parthenon Holdings, L.L.C., of which Mr. Grand is the sole shareholder.

(10) Includes options to purchase a total of 270,000 shares of Common Stock

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly-traded corporation. Material Technology, Inc. issued 4,500,000 shares of its common stock to Montpilier in exchange for all of the outstanding capital stock of SecurFone, Inc. Montpilier is the principal stockholder of the Company and is owned indirectly by Michael M. Grand, a director of the Company.

     On June 12, 1998, the Company executed a term sheet for the acquisition of SCIES, Inc. ("SCIES"), a global Internet telephone systems and services company. The term sheet calls for the Company to issue shares of unregistered Common Stock to purchase SCIES and a funding commitment for the Company from third parties.


--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


Paul B. Silverman, Chief Executive Officer of the Company, is Chief Executive Officer of SCIES. Mr. Silverman currently retains a 40 % ownership interest in SCIES. The acquisition of SCIES has not yet been completed and there is no assurance the transaction will be completed in the future.

     Steven L. Wasserman, a former director and the present Secretary of the Company, is a partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company.














--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:                             PAGE
     Independent Auditors' Report.........................................................F-1
     Consolidated Balance Sheet at December 31, 1998 and 1997.............................F-2
     Consolidated Statements of Operations for the twelve months ended
          December 31, 1998 and 1997......................................................F-3
     Consolidated Statement of Cash Flows for the twelve months ended
          December 31, 1998 and 1997......................................................F-4
     Consolidated Statement of Common Stockholders' Equity for the twelve months ended December 31, 1998, 1997 and 1996.........................................F-5
     Notes to Consolidated Financial Statements...........................................F-6


     There are no other accounting schedules required by applicable accounting regulations of the Securities and Exchange Commission.

(b)  REPORTS ON FORM 8-K:

     The Company did not file any Forms 8-K during the quarter ended December 31, 1998.

(c) EXHIBITS:

     ---------------------------------------------------------------------------
          2.1  Stock Purchase Agreement among Montpilier Holdings, Inc.,
               SecurFone America, Inc., Material Technology, Inc. and Robert M.
               Bernstein dated as of February 17, 1997, (incorporated by
               reference to the Company's Form 10-K filed by the Company for the fiscal year end 1996)

     ---------------------------------------------------------------------------

          3.1  The Company's Amended and Restated Certificate of Incorporation
               (incorporated by reference to the Company's S-1 Registration
               Statement as filed with the Securities and Exchange Commission
               (File No. 33-83526))
     ---------------------------------------------------------------------------


          3.2  The Company's Bylaws (incorporated by reference to the Company's
               S-1 Registration Statement as filed with the Securities and
               Exchange Commission (File No. 33-83526))
     ---------------------------------------------------------------------------

          4.1  Class A Convertible Preferred Stock Certificate of Designations
               (incorporated by reference to the Company's S-1 Registration
               Statement as filed with the Securities and Exchange Commission
               (File No. 33-83526))

          4.2  Class B Convertible Preferred Stock Certificate of Designations
               (incorporated by reference to the Company's S-1 Registration
               Statement as filed with the Securities and Exchange Commission
               (File No. 33-83526))
     ---------------------------------------------------------------------------

          10.1 The Company's 1997 Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the
               Securities and Exchange Commission (File No. 333-40379))
     ---------------------------------------------------------------------------

          10.2 The Company's 1997 Director's Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No.333-40379))
     ---------------------------------------------------------------------------



--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------


          10.3 Employment Agreement, effective as of October 24, 1997, between the Company and Derek Davis (incorporated by reference to the
               Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-40379))
     ---------------------------------------------------------------------------

          10.4 Executive Employment Agreement, entered into as of November 1,
               1997, between William P. Stueber, II and the Company
     ---------------------------------------------------------------------------

          10.5 Settlement Agreement and Mutual Release, entered into between
               William P. Stueber, II and the Company
     ---------------------------------------------------------------------------

          10.6 Executive Employment Agreement, entered into as of November 1,
               1998, between Paul B. Silverman and the Company
     ---------------------------------------------------------------------------

          10.7 Purchase Agreement, dated February 1999, between the Company and
               Teledata World Services, Inc.
     ---------------------------------------------------------------------------

          10.8 Security Agreement, dated February 1999, between the Company and
               Teledata World Services, Inc.
     ---------------------------------------------------------------------------

          10.9 Secured Promissory Note in the original principal amount of
               $248,000, dated February 1999, of the Company payable to Teledata
               World Services, Inc.
     ---------------------------------------------------------------------------

         10.10 First Amendment to Purchase Agreement, dated April 15th 1999, between Teledata World Services, Inc. and the Company
     ---------------------------------------------------------------------------

         10.11 Stock Purchase Agreement, by and among the Company, Montpiler
               Holdings, Inc., IAXATA.COM, Inc., and all of the shareholders of
               IXATA, dated July 1, 1999 (incorporated by reference to the
               Company's 8-K Current Report as filed with the Securities and
               Exchange Commission on July 20, 1999 (File No. 033-83526))
     ---------------------------------------------------------------------------

         10.12 Voting agreement, by and among the Company and certain stockholders of the Company, dated July 1, 1999 (incorporated by reference to the Company's 8-K Current Report as filed with the
               Securities and Exchange Commission on July 20, 1999 (File No.
               033-83526))
     ---------------------------------------------------------------------------

          23.1 Consent of Conte Co., CPA, Inc.
     ---------------------------------------------------------------------------

          24.1 Reference is made to the Signatures section of this Report for the Power of Attorney
     ---------------------------------------------------------------------------

          27.1 Financial Data Schedule
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------





--------------------------------------------------------------------------------

                           SECURFONE AMERICA, INC.
                        Annual Report on Form 10-KSB
                   For the Year Ended December 31, 1998
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SECURFONE AMERICA, INC.


                              By: /s/ Paul B. Silverman
                                  ------------------------
                                  Paul B. Silverman, Chief Executive Officer


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


/s/ PAUL B. SILVERMAN        Chief Executive Officer                             August 20, 1999
--------------------------   (principal executive officer)
Paul B. Silverman


/s/ Andrew H. Kent           Chief Operating Officer, Chief Financial Officer    August 20, 1999
--------------------------   and Director (principal financial officer)
Andrew H. Kent


/s/ Michael M. Grand         Director                                            August 20, 1999
--------------------------
Michael M. Grand


/s/ Fred Gluckman              Director                                            August 20, 1999
--------------------------
Fred Gluckman


/s/ Paul Hatch                 Director                                            August 20, 1999
--------------------------
Paul Hatch


/s/ Robert Steiner             Director                                            August 20, 1999
--------------------------
Robert Steiner


--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Securfone America, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Securfone America, Inc. and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of Securfone America, Inc. and Subsidiary management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Securfone America, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Securfone America, Inc. and Subsidiary will continue as a going concern. As discussed in Note 13 to the financial statements, Securfone America, Inc. and Subsidiary have suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Conte Co., CPA, Inc.
Norton, Ohio

August 30, 1999

                                  SECURFONE AMERICA, INC. AND SUBSIDIARY
                                   (FORMERLY MATERIAL TECHNOLOGY, INC.)
                                        CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 1998 AND 1997

                                                  ASSETS

                                                                                      12-31-98             12-31-97
                                                                                  -----------------    ----------------
Current Assets
            Cash & Cash Equivalents                                                          $1,532              $7,507
            Accounts Receivable, Less Allowance for Doubtful
                 Accounts of $43,568 and $0                                                   7,138              35,104
            Royalties Receivable                                                                  0             100,000
            Prepaid Expenses                                                                 35,000                   0
            Inventory                                                                             0              22,153
                                                                                  -----------------    ----------------
            Total Current Assets                                                             43,670             164,764
                                                                                  -----------------    ----------------
Fixed Assets
            Property and equipment, net of
               accumulated depreciation                                                     174,936             230,989
                                                                                  -----------------    ----------------
Other Assets
            Note Receivable, including accrued interest                                           0              89,353
            Intangible assets, net of
               accumulated amortization                                                           0             261,293
            Deposits                                                                          1,225               1,225
                                                                                  -----------------    ----------------
            Total Other Assets                                                                1,225             351,871
                                                                                  -----------------    ----------------
TOTAL ASSETS                                                                               $219,831            $747,624
                                                                                  -----------------    ----------------
                                                                                  -----------------    ----------------
            LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
            Current portion of obligations under
               capital leases                                                               $47,449             $44,471
            Accounts Payable                                                                489,400             159,701
            Accrued Payroll                                                                 111,544              11,334
            Notes Payable                                                                   275,000                   0
            Accrued Interest on Notes Payable                                                80,267                   0
            Current Portion LT Debt                                                          16,356                   0
            Other Accrued Liabilities                                                             0               1,833
                                                                                  -----------------    ----------------
            Total Current Liabilities                                                     1,020,016             217,339
                                                                                  -----------------    ----------------
Long-Term Liabilities
            Note Payable                                                                  1,358,696              77,997
            Obligations under capital leases                                                 59,311              86,369
                                                                                  -----------------    ----------------
            Total Long-Term Liabilities                                                   1,418,007             164,366
            Deferred Royalty Revenue                                                              0             100,000
                                                                                  -----------------    ----------------
            Total Liabilities                                                             2,438,023             481,705
                                                                                  -----------------    ----------------
Stockholders' Equity
            Common Stock-Securfone America, Inc.                                              6,092               5,620
              $.001 Par Value, Authorized 100,000,000 Shares,
              Outstanding 5,620,216 Shares @ December 31, 1997 and
              6,091,881 Shares @ December 31, 1998
            Paid-in Capital                                                               4,363,315           4,190,180
            Paid-in-Capital - Stock Options                                               2,874,475           1,227,250
            Retained Earnings (Deficit)                                                  (9,462,074)         (5,157,131)
            Accumulated Deficit
                                                                                  -----------------    ----------------
            Total Stockholders' Equity                                                   (2,218,192)            265,919
                                                                                  -----------------    ----------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                   $219,831            $747,624
                                                                                  -----------------    ----------------
                                                                                  -----------------    ----------------

                        See Notes to Financial Statements

                     SECURFONE AMERICA, INC. AND SUBSIDIARY
                      (FORMERLY MATERIAL TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE TWELVE MONTHS ENDED

                                                             12-31-98                 12-31-97
                                                         -----------------       ------------------
REVENUES
    CELLULAR SERVICES                                             $367,358                  $88,431
                                                         -----------------       ------------------

TOTAL REVENUES                                                     367,358                   88,431
                                                         -----------------       ------------------

COST OF GOODS SOLD
   CELLULAR AIR TIME                                               346,582                   63,265
   CELLULAR CALLING CARDS                                                0                    2,282
   LANDLINE                                                        124,465                        0
   OTHER                                                             5,681                        0
                                                         -----------------       ------------------

TOTAL COST OF GOODS SOLD                                           476,728                   65,547
                                                         -----------------       ------------------

GROSS PROFIT (LOSS)                                               (109,370)                  22,884

OPERATING EXPENSES
   SELLING, GENERAL, AND ADMINISTRATIVE                          2,437,287                1,859,418
   STOCK-BASED COMPENSATION                                      1,620,000                4,327,250

                                                         -----------------       ------------------

INCOME (LOSS) FROM OPERATIONS                                   (4,166,657)              (6,163,784)

OTHER INCOME (EXPENSE)
   INTEREST INCOME                                                       0                    9,116
   ROYALTY REVENUE                                                 100,000                1,500,000
   REALIZED STOCK GAINS (LOSSES)                                    50,000                        0
   INTEREST EXPENSE-CAPITAL LEASE                                  (11,879)                 (10,750)
   INTEREST EXPENSE-LETTERS OF CREDIT                             (196,140)                 (57,271)
   INTEREST EXPENSE N/P                                            (80,267)                       0
   LOSS ON ABANDONMENT OF LICENSING AGREEMENT                            0                  (48,980)
                                                         -----------------       ------------------

TOTAL OTHER INCOME (EXPENSE)                                      (138,286)               1,392,115
                                                         -----------------       ------------------

NET INCOME (LOSS)                                              ($4,304,943)             ($4,771,669)
                                                         -----------------       ------------------
                                                         -----------------       ------------------

NET INCOME (LOSS) PER SHARE - PRIMARY                               ($0.72)                  ($1.06)
                                                         -----------------       ------------------
                                                         -----------------       ------------------

WEIGHTED AVG. COMMON SHARES OUTSTANDING                          5,949,174                4,520,090
                                                         -----------------       ------------------
                                                         -----------------       ------------------


                        See Notes to Financial Statements

                     SECURFONE AMERICA, INC. AND SUBSIDIARY
                      (FORMERLY MATERIAL TECHNOLOGY, INC.)
                     CONDSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE TWELVE MONTHS ENDED

                                                                                    12-31-98               12-31-97
                                                                               ----------------      ------------------
Cash Flows from Operating Activities:
            Net Loss                                                                ($4,304,943)            ($4,771,669)
                                                                               ----------------      ------------------

Adjustments to reconcile net loss
   to net cash used by operating
   activities:
            Depreciation & Amortization                                                  68,266                 120,679
            Stock Options Granted & Contingent Shares Issued                          1,620,000               4,327,250
            Decrease (Increase) in Accounts Receivable                                   27,966                 (35,104)
            Decrease (Increase) in Notes Receivable                                      89,353                 116,480
            Decrease (Increase) in Prepaid Expenses                                     (35,000)                      0
            Decrease (Increase) in Royalties Receivable                                 100,000                 150,000
            Decrease (Increase) in Inventory                                             22,153                 (22,153)
            Decrease (Increase) in Intangibles and Other Assets                         261,293                 (76,822)
            (Decrease) Increase in Current portion of Long-Term debt                     16,356                       0
            (Decrease) Increase in Accounts Payable                                     329,699                 106,332
            (Decrease) Increase in Deferred Royalty Revenue                            (100,000)               (150,000)
            (Decrease) Increase in Accrued Expenses                                     178,644                  13,167
            (Decrease) Increase in Notes Payable                                        275,000                       0
                                                                               ----------------      ------------------

            Total Adjustments                                                         2,853,730               4,549,829
                                                                               ----------------      ------------------


            Net Cash Used by Operating Activities                                    (1,451,213)               (221,840)
                                                                               ----------------      ------------------

Cash Flows from Investing Activities:

            Purchase of Property and Equipment                                          (12,212)               (154,108)
                                                                               ----------------      ------------------

            Net Cash Used in Investing Activities                                       (12,212)               (154,108)
                                                                               ----------------      ------------------


Cash Flows from Financing Activities:

            Contribution to Capital                                                     196,700                 120,000
            Proceeds from Capital Lease                                                       0                 159,650
            Repayments Under Capital Lease                                              (47,449)                (28,811)
            Increase in Long Term Notes Payable                                       1,280,699                  77,997
            Stock Options Exercised & Contingent Shares Issued                           27,500                       0
                                                                               -----------------      ------------------

            Net Cash Provided in Financing Activities                                 1,457,450                 328,836
                                                                               ----------------      ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                (5,975)                (47,112)

BEGINNING BALANCE-CASH AND CASH EQUIVALENTS                                               7,507                  54,619
                                                                               ----------------      ------------------

ENDING BALANCE-CASH AND CASH EQUIVALENTS                                                 $1,532                  $7,507
                                                                               ----------------      ------------------
                                                                               ----------------      ------------------


Supplemental Disclosures:
  Cash payments for:
             Interest   $288,286
                        --------
                        --------



                        See Notes to Financial Statements

                     SECURFONE AMERICA, INC. AND SUBSIDIARY
                      (FORMERLY MATERIAL TECHNOLOGY, INC.)
              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
                                DECEMBER 31, 1998

                                                                        Years Ended December 31,

                                                                 1998                  1997          1996
                                                          --------------------------------------------------
Common Stock
     Balance at beginning of year                                    $5,620                $3
     Stock options granted and shares issued                            472            41,790             $3
     Stock repurchased                                                                (36,173)
                                                          --------------------------------------------------

           Balance at end of year                                     6,092             5,620              3
                                                          --------------------------------------------------


Paid-in Capital
     Balance at beginning of year                                 5,417,430           975,797
     Additions to Capital                                         1,820,360         4,441,633        975,757
                                                          --------------------------------------------------

           Balance at end of year                                 7,237,790         5,417,430        975,757
                                                          --------------------------------------------------

Retained Earnings (Deficit)
     Balance at beginning of year                                (5,157,131)         (385,462)
     Net income (loss)                                           (4,304,943)       (4,771,669)      (385,462)
                                                          --------------------------------------------------

           Balance at end of year                                (9,462,074)       (5,157,131)      (385,462)
                                                          --------------------------------------------------


           Total Common Stockholders' Equity                    ($2,218,192)         $265,919       $590,298
                                                          --------------------------------------------------
                                                          --------------------------------------------------



                        See Notes to Financial Statements

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by SecurFone America, Inc. and Subsidiary are set forth below:

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of SecurFone America,Inc. and its wholly owned subsidiary, SecurFone, Inc. (collectively referred to as the "Company"). Intercompany transactions and balances have been eliminated in the consolidated financial statements.

NATURE OF OPERATIONS
SecurFone America, Inc., and its wholly owned subsidiary, SecurFone, Inc., are principally engaged in the sale and licensing of prepaid cellular phone services. The Company provides these services in various markets; and in other markets, licenses the Company's resources to unrelated parties. When a license is sold, the Company agrees to provide exclusivity to the licensor for the Company's network based debit product in certain licensed areas.

On August 1, 1997, the Company completed a reverse merger with Material Technology, Inc. (Formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation.

MANAGEMENT
On September 11, 1998, the Company's Chief Operating Officer and a Director, Derek M. Davis, resigned to pursue other interests. Mr. Davis agreed to be available to Company executives for a period of two months, without compensation, in order to ensure a smooth transition of tasks and responsibilities to his replacement.

William P. Steuber, II, Chief Executive Officer and a Director, left the Company to pursue other interests effective October 31, 1998. Subsequent to year end, the Company has negotiated a settlement with Mr. Steuber to resolve all outstanding obligations related to his prior employment by to the Company.

Paul B. Silverman executed an employment agreement assuming the role of Chief Executive Officer effective November 1, 1998.

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mr Silverman was subsequently elected a Director of the Company on December 11, 1998.

On November 1, 1998, Andrew H. Kent joined the management team as Director of Business Development and was later appointed Chief Financial Officer of the Company in June of 1999.

CASH AND CASH EQUIVALENTS
For the purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts in two commercial banks. Accounts are guaranteed by the Federal Deposit Insurance Company (FDIC) up to $100,000.

INVENTORY
Inventories are valued on the first in, first out (FIFO) method, at cost. There is no inventory account balance at December 31, 1998.

PROPERTY AND EQUIPMENT
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is calculated using accelerated depreciation for both financial reporting and income tax purposes. As of December 31, 1998 and 1997 depreciation expense of $50,506 and $71,055, respectively was charged to operations.

FINANCIAL INSTRUMENTS
As collateral for performance and advances on long-term contracts, the Company has stand-by Letters of Credit that it can issue. The Company has an agreement with investors that may obtain Letters of Credit which are secured by their personal assets through their personal banks. As of December 31, 1998, the Company had stand-by letters of credit that it could issue for up to $1,000,000. The amount available to said investors for stand-by letters of credit at December 31, 1998 is $133,900. As of December 31, 1998 and 1997, interest expense of $196,140 and $56,250 was charged to operations.

The Company's cash, accounts receivable, notes payable, and long-term debt at December 31, 1998 are all valued at appropriate current market rates and appear stated at fair value as governed by Statement of Financial Accounting Standards No. 131 (SFAS 131).

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE AND EXPENSE RECOGNITION
The Company recognizes revenue from sales of cellular air time, net of an allowance for uncollectible amounts, when substantially all significant services to be provide by the Company have been performed. Expenses are recognized in the period in which they are incurred.

INTANGIBLE ASSETS
Intangible assets are comprised of various costs incurred by the Company as part of the start-up phase of operations. The Company began amortizing these costs over a five year period as of January 1, 1997, using the straight-line method. As of December 31, 1997, $49,624 in amortization expense of organizational costs had been charged to operations. However, due to the Company adopting AICPA Statement of Position 98-5 (SOP 98-5), these costs were expensed at December 31, 1998 in accordance with APB Opinion No. 20. The balance of the organization costs of $199,109 was charged to Selling, General & Administrative expense.

BUSINESS SEGMENTS
Statement of Financial Accounting Standards No. 131 (SFAS 131) indicates the need for disclosure of a company's sales in different market segments. The Company had sales of its prepaid cellular air time in the domestic, U.S. market only.

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

NOTE 2 - ROYALTIES RECEIVABLE AND DEFERRED ROYALTY REVENUE

Royalties receivable and deferred royalty revenue at December 31, 1997 represents the portion of total revenue from initial license sales attributable to services required to be provided by the Company that have not yet been performed. These accounts have no balance at December 31, 1998.

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and 1997 is comprised of the following:

                                          1998                      1997
                                        --------                 ---------
     Office Equipment                   $ 35,043                  $ 22,929
     Computer Software                    88,901                    88,802
     Computer Hardware                   190,373                   190,373
                                        --------                 ---------
                                         314,317                   302,104
     Accumulated Depreciation           (139,381)                  (71,115)
                                        --------                 ---------
                                        $174,936                  $230,989
                                        --------                 ---------
                                        --------                 ---------

NOTE 4 - CAPITAL LEASE

In March, 1997, the Company entered into a sale-leaseback arrangement which is being accounted for as a capital lease. Under the agreement, the Company sold certain equipment and leased it back for a period of 48 months, at which time the Company will repurchase the equipment from the lessor. Minimum future lease payments under non-cancelable capital leases for the next five years are as follows:

     1999                                                   47,449
     2000                                                   47,449
     2001 and thereafter                                    11,862
                                                          --------
     Total minimum future Lease payments                  $106,760
                                                          --------
                                                          --------

NOTE 5 - OFFICE LEASE OBLIGATIONS

In September of 1997, the Company entered into a lease agreement for a period of three years for the San Diego office. The future lease payments for the remaining two years of the agreement are as follows:

     1999                              45,800
     2000                              31,680
                                      -------
Total minimum future Lease payments   $77,480
                                      -------
                                      -------

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 6 - COMMON STOCK

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

Total shares registered with S-8 registration on November 13, 1997 under the 1997 Stock Option Plan was 1,000,000 shares and 250,000 shares under the 1997 Director Stock Option Plan. At various dates in August, October and November 1997, stock options were granted under the two stock option plans totaling 430,900 shares consisting of 300,000 shares at an option price of $1.00 per share and 130,900 shares at an option price of $2.50 per share. These options are exercisable during 1998. These shares are recorded as Selling, General & Administrative (S, G&A) expense in the amount of $1,227,250 and additional paid in capital - stock options at the grant date in accordance with Statement of Financial Accounting Standards NO. 123 (SFAS 123) "Accounting for Stock-Based Compensation".

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 6 - COMMON STOCK (Continued)

On December 3, 1997, the Company (SecurFone America, Inc. formerly Material Technology, Inc.) issued 620,000 contingent shares of common stock with a par value of $.001 per share registered with the S-8 filing. These shares were issued pursuant various employment, retainer, consulting and fee agreements. As of December 31, 1997 all conditions of these shares have been met and $3,100,000 is recorded as S, G & A expense, and common stock and additional paid in capital accounts at the issue date.

On January 6, 1998, the Company granted stock options under the 1997 Stock Option Plan of 400,000 shares at an option price of $.10 per share. These options are exercisable immediately and are recorded as $1,620,000 Selling, General & Administrative (SG&A) expense and additional paid in capital- stock options at the grant date in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock Based Compensation."

On March 19, 1998, an additional 345,000 shares were issued as the result of the following transactions: 225,000 shares of stock issued pursuant to warrants exercised by the individuals providing credit accommodations in connection with letters of credit issued by the Company; 120,000 shares issued as a result of two stock subscriptions in private placement.

On May 12, 1998, 35,000 shares were issued in connection with credit accommodations provided to the Company by investors as discussed in Note 1.

On August 6, 1998, 50,000 shares were issued on the exercise of vested stock options with $4,950 recorded as additional paid in capital - stock options.

On November 17, 1998, 41,665 shares of common stock were issued as payment of legal fees with $33,290 recorded as paid in capital.

As of December 31, 1998, and June 28, 1999, there are 100,000,000 shares of common stock authorized and 6,091,881 shares issued and outstanding at a par value of $.001 per share.

Per Statement of Financial Accounting Standards, SFAS 128, the Company is required to present both basic and diluted earnings per share figures. However, diluted earnings per share (EPS) numbers were not reported in the financial statements for 1997 or 1998 as the net loss would cause anti-dilution in the EPS figures.

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 7 - NOTES PAYABLE

The Company maintains several short-term and long-term notes payable. As of December 31, 1998, there is a balance of $275,000 in the short-term notes payable account. The balance of $1,358,696 in the long-term notes payable account is made up of various notes including one to Krystal Systems, Inc. in the form of a 12% convertible debenture due 2001 in the original principal amount of $1,000,000 plus $22,029 in additional loans, bringing the total amount owed to Krystal Systems at 12-31-98 to $1,022,029. This entire balance is included in the long-term notes payable balance given above. During 1998, $80,267 was charged to interest expense on all notes payable.

NOTE 8 - INCOME TAXES

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

NOTE 9 - RELATED PARTIES

An officer of the Company is also a partner in the law firm which represents the Company in its legal matters.

The Company's Chief Executive Officer and Chief Financial Officer have an account payable from the Company.

Montpilier Holdings, Inc. is the principal stockholder of the Company and is owned indirectly by Michael M. Grand, a director of the Company.

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 10 - LOSS ON ABANDONMENT OF LICENSING AGREEMENT

In August, 1996, the Company entered into a licensing agreement with SecurFone New York, Inc. (SFNY). As part of the agreement, the Company forwarded monies to SFNY to cover various start up costs. Shortly afterward, SFNY fell into default under the terms of the licensing agreement and ceased operations. The monies paid by the Company to SFNY were written off as a one-time charge to income in 1997 of $48,980.

NOTE 11 - SUBSEQUENT EVENTS

On January 30, 1999, the Company executed an agreement with Teledata World Services, Inc. ("Teledata"), a publicly traded company, whereby certain prepaid cellular assets would be sold to Teledata for cash and Teledata common stock. Under the agreement, Teledata would acquire all outstanding shares of Securfone, Inc., a wholly owned operating subsidiary of the Company for $498,000 and 600,000 shares of unregistered Teledata common stock and the option to sell the stock back to Teledata at a price of $2.50 per share effective one year from the date of the transaction if the market price of the Teledata stock is less than $2.50 per share. As of April 22, 1999, the deal was completed.

The Company currently has Letters of Credit posted on its behalf to support Carrier Reseller Agreements in the amount of $1,000,000 as more specifically described in Note 1. None of these Letters of Credit are in default. The Letters of Credit will remain in place until at least April 1, 1999, provided Teledata pays $7,500 per month to the issuers or obligors on the Letters of Credit. The Company further represents that it will extend the Letters of Credit for a period of one year until April 1, 2000, provided that Teledata continues to pay the carrying charges of $7,500 per month, pays any and all bank extension fees, and either puts up additional collateral to support the Letters of Credit in the amount of $250,000, or enters into a mutually agreeable "Lock-Box" arrangement for the payment of carrier charges.

On February 8, 1999, the Company executed a settlement agreement with former Chief Executive Officer and Director William P. Steuber, II. This agreement resolved all outstanding Company obligations related to his employment with the Company in exchange for a payment of $50,000. This payment was made in April of 1999 in the form of a note payable issued to Mr. Steuber.

On May 7, 1999, the Company executed a letter of intent to acquire all outstanding stock of IXATA.COM, Inc. ("IXATA") and acquire fiduciary control of the company. IXATA is a

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 11 - SUBSEQUENT EVENTS - Continued

privately-held provider of Internet based, automated systems and related information services designed to automate redundant, labor intensive processes in the travel industry. Upon completion of the proposed transaction, Securfone will acquire all outstanding stock of IXATA in a planned tax-free stock swap. The Company will in turn provide ongoing, immediate funding for IXATA for operations and business expansion. IXATA will operate as a wholly owned subsidiary of the Company, and Securfone America, Inc. will be renamed IXATA.COM. This transaction closed as of July 1, 1999.

On May 12 and May 19, 1999, the Company sold an additional 12,500 and 59,266 shares of Securfone par value $.001 Common Stock for $25,000 and $118,532, respectively per stock subscription agreements.

NOTE 12 - CONTINGENCIES

In November 1996, the Company entered into an agreement with Associated Barter Services, Inc. ("ABS") under which ABS agreed to arrange for advertising services for the Company. The Company agreed to issue shares of the Company's common stock in exchange for these services.

The Company negotiated an amendment to the agreement on June 30, 1998. The amendment gives ABS 61,522 shares of Securfone common stock as payment in full of its barter obligation to ABS for $307,608 of the Barter Credit utilized by Securfone. Additional stock will be issued to ABS if the unused portion of Barter Credit is utilized by Securfone. The 61,522 shares were issued to ABS on June 30, 1999.

On or about August of 1998, American Express Travel Services asserted a claim against the Company for unpaid credit card charges in the approximate amount of $63,000. These charges were incurred by the Company's former Chief Financial Officer in the course of his employment with the Company. The Company has asserted as a defense that the charges were not properly authorized and has attempted to settle the dispute through negotiation. American Express has agreed to accept the sum of $25,000 in full settlement of this account, subject to certain conditions including the settlement of another account in the name of the Company's former Chief Financial Officer. There can be no assurance that the settlement will be completed, and American Express has given no indication of when or if it will initiate a complaint to recover the claimed amount.

                     SecurFone America, Inc. and Subsidiary
                      (Formerly Material Technology, Inc.)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


NOTE 12 - CONTINGENCIES (Continued)

The Company has been advised by Bell Atlantic that it is obligated for an unpaid account in the sum of $6,534 for service fees and related charges. Bell Atlantic has indicated that it intends to initiate a complaint to recover the amount claimed.

NOTE 13- GOING CONCERN

As the Company continues to implement its business plan, there exists the possibility that present and planned sources of cash flow will not be adequate to support the Company's increased needs with respect to cash and cash flow burdens. The additional possibility exists that present and planned sources of revenue will not be sufficient enough to the point that ongoing operations may cease to exist. Currently, management is pursuing additional sources of debt and equity financing, as well as additional sales. The Company's ability to continue as a going concern is contingent upon these factors.