Form 10QSB
period 1999-03-31
SECURFONE AMERICA INC
filed 1999-12-22
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.

/ / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                        Commission file number: 33-83526


                             SECURFONE AMERICA, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                                  34-1833574
-------------------------------------       -----------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)


               8080 DAGGET, SUITE 220 SAN DIEGO, CALIFORNIA 92111
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  619-677-5580
             ------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes No X
           ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE PER SHARE: 10,784,669 (AS OF NOVEMBER 1, 1999)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     Transition Small Business Disclosure Format (check one):

     Yes No X
           ---

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------


                             SECURFONE AMERICA, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----
PART I - FINANCIAL INFORMATION                                                2
     Item 1. Financial Statements.                                            2
     Item 2. Management's Discussion and Analysis or Plan of Operations.     15
     Overview                                                                15
     Results of Operations:                                                  17
     First Quarter of 1999 Compared to First Quarter of 1998                 17
     Liquidity and Capital Resources                                         19
     Year 2000                                                               19
     Forward-Looking Statements                                              20
PART II - OTHER INFORMATION                                                  25
     Item 1. Legal Proceedings.                                              25
     Item 2. Changes in Securities and Use of Proceeds.                      25
     Item 3. Defaults Upon Senior Securities.                                25
     Item 4. Submission of Matters to a Vote of Security Holders.            25
     Item 5. Other Information.                                              25
     Item 6. Exhibits and Reports on Form 8-K.                               25

--------------------------------------------------------------------------------
                                     Page 1

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


         Consolidated Balance Sheets.........................................3

         Consolidated Statements of Operations...............................4

         Consolidated Statements of Stockholders' Equity.....................5

         Consolidated Statements of Cash Flows...............................6

         Notes to Financial Statements....................................7-14


-------------------------------------------------------------------------------
                                     Page 2

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                             MARCH 31, 1999 AND 1998


                                     ASSETS
                                                                                                 1999                 1998
                                                                                         ------------------    -----------------
CURRENT ASSETS:
      Cash & cash equivalents                                                            $            5,869    $           9,666
      Accounts receivable, net                                                                        8,853               61,326
      Marketable securities                                                                              --              280,000
      Prepaid Expenses                                                                                   --                  300
                                                                                         ------------------    -----------------

          Total current assets                                                                       14,722              351,292

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                             155,337              222,643

OTHER ASSETS:
      Intangible assets, net of
          accumulated amortization                                                                       --              245,747
      Deposits                                                                                        1,225                1,225
                                                                                         ------------------    -----------------

          Total other assets                                                                          1,225              246,972
                                                                                         ------------------    -----------------

          Total assets                                                                   $          171,284    $         820,907
                                                                                         ------------------    -----------------
                                                                                         ------------------    -----------------


           LIABILITIES AND STOCKHOLDERS' (ACCUMULATED DEFICIT) EQUITY
                                                                                                 1999                 1998
                                                                                         ------------------    -----------------

CURRENT LIABILITIES:
      Current portion of long term liabilities                                           $           64,193    $          54,180
      Accounts payable & accrued liabilities                                                        558,737              233,276
      Accrued payroll - officers                                                                    114,246               29,165
      Notes Payable                                                                               1,000,983                   --
                                                                                         ------------------    -----------------
          Total current liabilities                                                               1,738,159              316,621
                                                                                         ------------------    -----------------

LONG-TERM LIABILITIES:
      Advances payable                                                                                   --              327,000
      Notes payable-net of current portion                                                        1,000,000               58,301
      Obligation under capital leases-net of current portion                                         45,274               83,446
                                                                                         ------------------    -----------------

          Total long term liabilities                                                             1,045,274              468,747
                                                                                         ------------------    -----------------

          Total liabilities                                                                       2,783,433              785,368
                                                                                         ------------------    -----------------

STOCKHOLDERS' (ACCUMULATED DEFICIT) EQUITY:
      Common stock - SecurFone America, Inc.                                                          6,092                5,845
          $.001 par value, authorized 100,000,000
          shares, outstanding 6,091,881 shares at
          March 31, 1999 and 5,965,216 shares
          at March 31, 1998
      Additional paid in capital                                                                  4,363,315            4,190,180
      Additional paid in capital-stock options                                                    2,874,475            2,869,525
      Deficit accumulated during the development stage                                           (9,856,031)          (7,030,011)
                                                                                         ------------------    -----------------

          Total stockholders' (accumulated deficit) equity                                       (2,612,149)              35,539
                                                                                         ------------------    -----------------

      Total liabilities and stockholders' (accumulated deficit) equity                   $          171,284    $         820,907
See accompanying notes.                                                                  ------------------    -----------------
                                                                                         ------------------    -----------------


--------------------------------------------------------------------------------
                                     Page 3

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
               MARCH 31, 1999 AND 1998 AND THE PERIOD MAY 20, 1996
                     (DATE OF INCEPTION) TO MARCH 31, 1999


                                                                     Three Months Ended                       May 20, 1996
                                                    ---------------------------------------------------    (Date of Inception)
                                                         March 31, 1999             March 31, 1998         to  March 31, 1999
                                                    ------------------------   ------------------------  -----------------------
REVENUES                                            $                22,642    $               158,104   $               479,096

COST OF GOODS SOLD                                                   55,809                     98,065                   598,549
                                                    ------------------------   ------------------------  -----------------------

           Gross profit                                             (33,167)                    60,039                  (119,453)
                                                    ------------------------   ------------------------  -----------------------

OPERATING EXPENSES:
      Selling, general and administrative                           301,515                    665,113                 4,988,066
      Stock-based compensation                                           --                  1,620,000                 5,947,250
                                                    ------------------------   ------------------------  -----------------------
                                                                    301,515                  2,285,113                10,935,316
                                                    ------------------------   ------------------------  -----------------------

           Income (loss) from operations                           (334,682)                (2,225,074)              (11,054,769)
                                                    ------------------------   ------------------------  -----------------------

OTHER INCOME (EXPENSE):
      Interest income                                                    --                         --                    14,949
      Royalty revenue                                                    --                    100,000                 1,600,000
      Realized stock gains                                               --                         --                    50,000
      Interest expense - capital lease                               (1,206)                        --                   (23,835)
      Interest expense -other                                       (99,920)                   (27,806)                 (433,598)
      Loss on abanconment-SFNY                                           --                         --                   (48,980)
                                                    ------------------------   ------------------------  -----------------------

           Total other income (expense)                            (101,126)                    72,194                 1,158,536
                                                    ------------------------   ------------------------  -----------------------

      Provision for income tax                                       (1,600)                        --                    (3,249)
                                                    ------------------------   ------------------------  -----------------------

                Loss from continuing operations                    (437,408)                (2,152,880)               (9,899,482)

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT                            43,451                         --                    43,451
                                                    ------------------------   ------------------------  -----------------------


                Net loss                                           (393,957)                (2,152,880)               (9,856,031)

OTHER COMPREHENSIVE INCOME (LOSS):
      Unrealized gain on securities                                      --                    280,000                        --
                                                    ------------------------   ------------------------  -----------------------

                Comprehensive income (loss)         $              (393,957)   $            (1,872,880)  $            (9,856,031)
                                                    ------------------------   ------------------------  -----------------------
                                                    ------------------------   ------------------------  -----------------------

Net (loss) per share - basic                        $                 (0.06)   $                 (0.32)
                                                    ------------------------   ------------------------  -----------------------
                                                    ------------------------   ------------------------  -----------------------

Net (loss) per share - fully diluted                $                 (0.06)   $                 (0.32)
                                                    ------------------------   ------------------------  -----------------------


See accompanying notes.


-------------------------------------------------------------------------------
                                     Page 4

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       MAY 20, 1996 THROUGH MARCH 31, 1999


                                                                                        Additional      Deficit
                                                                                          paid in     accumulated
                                                                           Additional     capital-     during the
                                                              Common         paid in       stock       development
                                                               Stock         capital      options         stage          Total
                                                            -----------    -----------   -----------   ------------   -----------
Initial issuance of common
      Stock, May 20, 1996                                   $         3    $   975,797    $       --   $        --    $   975,800

Stock split 1,333.33 to 1 - Mar 6, 1997                          39,970        (39,970)           --            --             --

Sale of stock - 1997                                              1,200        118,800            --            --        120,000

Acquisition - Aug 1, 1997                                       (36,173)        36,173            --            --             --

Stock options granted Aug-Nov, 1997                                  --             --     1,227,250            --      1,227,250

Contingent shares issued - Dec 31, 1997 and Mar 18, 1998            740      3,099,260            --            --      3,100,000

Stock options exercised - Mar 19, 1998                              225             --        22,275            --         22,500

Stock options granted - Jan 6, 1998                                  --             --     1,620,000            --      1,620,000

Stock issued - May 12, 1998                                          35        139,965            --            --        140,000

Stock issued - Nov 17, 1998                                          42         33,290            --            --         33,332

Stock options exercised - Aug 6, 1998                                50             --         4,950            --          5,000

Deficit accumulated March 31, 1999                                   --             --            --    (9,856,031)    (9,856,031)
                                                            -----------    -----------   -----------   ------------   ------------

Balance March 31, 1999                                      $     6,092    $ 4,363,315   $ 2,874,475   $(9,856,031)   $(2,612,149)
                                                            -----------    -----------   -----------   ------------   ------------
                                                            -----------    -----------   -----------   ------------   ------------


See accompanying notes.


-------------------------------------------------------------------------------
                                     Page 5

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
               MARCH 31, 1999 AND 1998 AND THE PERIOD MAY 20, 1996
                     (DATE OF INCEPTION) TO MARCH 31, 1999



                                                                                             Three Months Ended
                                                                                    March 31, 1999          March 31, 1998
                                                                                  -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                           $       (393,957)      $      (2,152,880)
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
               Depreciation and amortization                                                19,756                  29,623
               Stock options granted and contingent shares issued                               --               1,620,000
               Decrease (increase) in accounts receivable                                   (1,715)                (26,222)
               Decrease (increase) in notes receivable                                          --                  89,353
               Decrease (increase) in royalities receivable                                     --                 100,000
               Decrease (increase) in inventory                                                 --                  22,153
               Decrease (increase) in intangilble and other assets                              --                      --
               Decrease (increase) in prepaid expenses                                      35,000                    (300)
               (Decrease) increase in accounts payable,
                  payroll payable and accrued expenses                                      (8,228)                 89,573
               (Decrease) increase in deferred royalty revenue                                  --                (100,000)
                                                                                  -----------------      ------------------

                  NET CASH USED BY
                     OPERATING ACTIVITIES                                                 (349,144)               (328,700)
                                                                                  -----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                      (157)                 (5,756)
                                                                                  -----------------      ------------------
                 NET CASH  USED BY
                    INVESTING ACTIVITIES                                                      (157)                 (5,756)
                                                                                  -----------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Contribution to paid-in capital                                                           --                  22,500
      Issuance of stock options and contingent shares                                           --                      --
      Proceeds from advances payable                                                            --                 327,000
      Proceeds from notes payable                                                          362,218                      --
      Proceeds from capital lease                                                               --                      --
      Repayments on notes payable                                                           (5,377)                 (3,819)
      Repayments under capital lease                                                        (3,203)                 (9,066)
                                                                                  -----------------      ------------------
                  NET CASH PROVIDED IN
                     FINANCING ACTIVITIES                                                  353,638                 336,615
                                                                                  -----------------      ------------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                   4,337                   2,159

BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                                                1,532                   7,507
                                                                                  -----------------      ------------------

CASH AND CASH EQUIVALENTS AT MARCH 31                                             $          5,869       $           9,666
                                                                                  -----------------      ------------------
                                                                                  -----------------      ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for interest                                    $         23,967       $          20,306
                                                                                  -----------------      ------------------
                                                                                  -----------------      ------------------
      Cash paid during the period for income taxes                                $          1,600       $             800
                                                                                  -----------------      ------------------
                                                                                  -----------------      ------------------

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
      Amortization of prepaid loan fees paid by stock issued                      $         35,000       $             ---
                                                                                  -----------------      ------------------
                                                                                  -----------------      ------------------


                                                                                        May 20, 1996
                                                                                    (Date of Inception)
                                                                                    to  March 31, 1999
                                                                                  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                           $         (9,856,031)
      Adjustments to reconcile net loss to net
          cash provided by operating activities:
               Depreciation and amortization                                                   208,761
               Stock options granted and contingent shares issued                            4,327,250
               Decrease (increase) in accounts receivable                                       (8,853)
               Decrease (increase) in notes receivable                                           5,833
               Decrease (increase) in royalities receivable                                         --
               Decrease (increase) in inventory                                                     --
               Decrease (increase) in intangilble and other assets                             (56,680)
               Decrease (increase) in prepaid expenses                                              --
               (Decrease) increase in accounts payable,
                  payroll payable and accrued expenses                                         672,983
               (Decrease) increase in deferred royalty revenue                                      --
                                                                                  ---------------------

                  NET CASH USED BY
                     OPERATING ACTIVITIES                                                   (4,706,737)
                                                                                  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                      (314,474)
                                                                                  ---------------------
                 NET CASH  USED BY
                    INVESTING ACTIVITIES                                                      (314,474)
                                                                                  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Contribution to paid-in capital                                                        1,292,500
      Issuance of stock options and contingent shares                                        1,647,500
      Proceeds from advances payable                                                                --
      Proceeds from notes payable                                                            2,012,270
      Proceeds from capital lease                                                              159,650
      Repayments on notes payable                                                               (5,377)
      Repayments under capital lease                                                           (79,463)
                                                                                  ---------------------
                  NET CASH PROVIDED IN
                     FINANCING ACTIVITIES                                                    5,027,080
                                                                                  ---------------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                       5,869

BEGINNING BALANCE - CASH AND CASH EQUIVALENTS                                                       --
                                                                                  ---------------------

CASH AND CASH EQUIVALENTS AT MARCH 31                                             $              5,869
                                                                                  ---------------------
                                                                                  ---------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for interest                                    $            380,275
                                                                                  ---------------------
                                                                                  ---------------------
      Cash paid during the period for income taxes                                $              2,400
                                                                                  ---------------------
                                                                                  ---------------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
      Amortization of prepaid loan fees paid by stock issued                      $            140,000
                                                                                  ---------------------
                                                                                  ---------------------

See accompanying notes.


-------------------------------------------------------------------------------
                                     Page 6

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
   MARCH 31, 1999 AND 1998 AND THE PERIOD MAY 20, 1996 (DATE OF INCEPTION) TO
                                 MARCH 31, 1999

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of SecurFone America, Inc. and its wholly owned subsidiary, SecurFone, Inc. (collectively referred to as the "Company"). Inter-company transactions and balances have been eliminated in the consolidated financial statements.

NATURE OF OPERATIONS

During the period reported, SecurFone America, Inc. was principally engaged in the sale of prepaid cellular phone services. The Company provided these services in some markets and, in other markets, licenses the Company's resources to unrelated parties.
         The Company offered three main products:

- Buy-The-Minute-TM- - a software modified handset for which the Company provides underlying national airtime, activation, and administrative services for end users.
- SFA Local Network Solution - the Company's flagship product that telephonically connects directly to the underlying wireless service provider to accomplish call routing and completion.
- Carrier Network Services - the wholesale prepaid wireless platform service that the Company sells directly to wireless carriers that do not wish to create their own platform

On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (Formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation. In April of 1999 the name of SecureFone, Inc. was renamed to SecurFone Services, Inc. and a new subsidiary was formed in the name of SecurFone, Inc.

DEVELOPMENT STAGE OPERATIONS

Since its inception the Company has pursued research and development of telephony, internet and e-commerce products and services. Substantially all efforts have been spent on fund raising, product and service development and market research.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts in two commercial banks. Accounts are guaranteed by the Federal Deposit Insurance Company (FDIC) up to $100,000.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and wide range of locations served. The Company occasionally maintains deposits in excess of federally insured limits. Management believes that the risk is limited by maintaining all deposits in high quality financial institutions.


-------------------------------------------------------------------------------
                                     Page 7

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is calculated using the accelerated depreciation method for both financial reporting and income tax purposes. For the quarters ended March 31, 1999 and 1998 depreciation expense of $19,756 and $8,582 was charged to operations, respectively.

FINANCIAL INSTRUMENTS

As collateral for performance and advances on long-term contracts, the Company has stand-by letters of credit that it can issue for up to $1,000,000. Through an agreement with investors, the Company may obtain letters of credit which are secured by their personal assets through their personal banks. In connection with the annual renewal of these credit lines investors were granted 35,000 shares of common stock on April 1, 1998. As of March 31, 1999, there was an amount of $133,900 available by these investors for stand-by letters of credit. For the quarters ended March 31, 1999 and 1998, interest expense of $22,500 and $23,355 was charged to operations respectively.

REVENUE AND EXPENSE RECOGNITION

The Company recognizes revenue from sales of cellular airtime, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Expenses are recognized in the period in which they are incurred. An allowance has been provided for uncollectible accounts based on management's evaluation of the accounts and their history.

CHANGE IN ACCOUNTING PRINCIPLE

Effective December 1, 1998 the Company retroactively changed its method of recognizing start-up costs in its financial statements to conform with a recent pronouncement of the AICPA, SOP 98-5 Reporting on the Costs of Start-Up Activities. The Company previously amortized these costs over a five-year period beginning January 1, 1997, using the straight-line method. The new pronouncement requires start-up costs to be expensed as incurred. As a result, the cumulative effect of applying the new method retroactively as of January 1, 1997 was charged to 1998 earnings as required by SOP 98-5. Amortization in the amount of $15,546 was charged to expense for the three month period ended March 31, 1998.

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

COMPENSATED ABSENCES

The Company does not have a vacation policy as of March 31, 1999. The unpaid vacation has not been accrued since it is considered immaterial.


NOTE 2. MARKETABLE SECURITIES

Cost and fair value of marketable securities available for sale at March 31, 1998 consisted of equities with a cost of $0 and $280,000 fair value and unrealized gain of $280,000. The securities were sold later in 1998.


-------------------------------------------------------------------------------
                                     Page 8

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

Note 3. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1999 and 1998 is comprised of the following:


                                                                                     March                March
                                                                                      1999                 1998
                                                                                  ------------         ------------
          Office Furniture and Equipment                                          $     35,043         $     28,660
          Computer Software                                                             88,901               88,802
          Computer Hardware                                                            190,530              190,373
                                                                                  ------------         ------------
                                                                                       314,474              307,835
          Accumulated Depreciation                                                   (159,137)             (85,192)
                                                                                  ------------         ------------
                                                                                  $    155,337         $    222,643
                                                                                  ------------         ------------
                                                                                  ------------         ------------


Note 4. SHORT TERM NOTES PAYABLE

As of March 31, 1999 and 1998 notes payable, other obligations and short term debt consisted of the following:


                                                                                     1999                1998
                                                                               ----------          ----------
    Notes payable (formerly treated as an advances payable) to unrelated parties for advances of $35,000 and $130,000 are due
        February 18, 1999 and January 30, 1999, respectively with 10%
        interest. The notes are unsecured                                      $  165,000          $       --
    Notes payable dated September 1, 1998 for advances made to the
        Company by a Nevada corporation and an individual bearing 10%
        interest per annum, principal and interest payable August 31,
                                                                  1999            179,750                  --
    Note payable (formerly treated as an advance payable) to an unrelated party is due November 21, 1998 with 10% interest
        Under terms of the note, a $20,000 origination fee is due
        November 1, 1998. The note is secured with a security interest
        in 50,000 shares of the Company's common stock                            100,000                  --
    Note payable for advances on future sale to Teledata (TWOS)                   366,233                  --
    Note payable for a settlement to the Company's former CEO to resolve all outstanding Company obligations related to his
        employment due April 1, 1999                                               50,000                  --
    Advances payable to unrelated parties and potential investors who have committed the funds on a long term basis. Negotiations with various parties have not characterized the debt and
        equity nature of the funds or finalized interest rates,
        maturity dates, repayment terms or other features for the
        advances                                                                  140,000                  --
                                                                               ----------          ----------

                                                                               $1,000,983          $       --
                                                                               ----------          ----------
                                                                               ----------          ----------



--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

Note 5. LONG TERM DEBT

As of March 31, 1999 and 1998 notes payable, other obligations and long term debt consisted of the following:


                                                                                  1999                1998
                                                                               ----------          ----------
    Advances payable to unrelated parties and potential investors who have committed the funds on a long term basis. Negotiations with various parties have not characterized the debt and
        equity nature of the funds or finalized interest rates,
        maturity dates, repayment terms or other features for the
        advances                                                               $       --          $  327,000
    Convertible debenture in the amount of $1,000,000 issued August
        21, 1998 for advances made to the Company. The debenture has
        12% interest rate payable quarterly. The principal is payable on the earlier of (1) the Company's receipt of at least $8 million proceeds from a public offering of Company securities or (2) August 21, 2001. Non-detachable warrants for 500,000 shares exercisable at $2.72 per share were issued in
        connection with the convertible debenture. The warrants expire
        August 21, 2003                                                         1,000,000                  --
    Note payable with a vendor under an agreement dated October, 1997 is a two year, unsecured note with an annual interest rate of
        6% and monthly payments of $1,407 including interest. The
        balance at March 31, 1999 requires payment within nine months               9,653              24,175
    Note payable to a shareholder in connection with the July 31, 1997 reorganization and legal claims asserted against a
        Company shareholder                                                            --              50,000

    CAPITAL LEASE

    In March 1997, the Company entered into a sale-leaseback
        arrangement under which computer equipment capitalized at
        $159,649 is being accounted for as a capital lease. Under the agreement, the Company sold certain equipment and leased it back for a period of 48 months, at which time the Company will
        repurchase the equipment from the lessor                                   99,814             121,752
                                                                               ----------          ----------

    Total                                                                        1,109,46             522,927

    Less: Current Portion, notes and other maturities                              64,193              54,180
                                                                               ----------          ----------

             Total long term liabilities                                       $1,045,274          $  468,747
                                                                               ----------          ----------
                                                                               ----------          ----------

Minimum future lease payments under non-cancelable capital leases for the next five years are as follows:


                          March 31, 2000                                       $54,540
                          March 31, 2001                                        45,274
                                                                               -------

                         Total minimum future lease payments                   $99,814


--------------------------------------------------------------------------------
                                    Page 10

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

         The note payable maturities on long term debt for the next five years are as follows:


                               1999                              $    9,653
                               2000                                       0
                               2001                               1,140,000
                               -----                             ----------
                               Total                             $1,149,653
                               -----                             ----------
                               -----                             ----------


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

Prior to the reorganization between SecurFone America, Inc. and Material Technology, Inc., Material Technology, Inc. had as of July 31, 1997 100,000,000 shares authorized and 5,000,000 shares outstanding with a reverse split of 1 for 10 resulting in 500,216 shares issued and outstanding. Also, Material Technology, Inc. issued additional 4,500,000 shares on July 31, 1997 for a total of 5,000,216 shares issued and outstanding. On August 1, 1997, SecurFone America, Inc. completed a reorganization with Material Technology, Inc. whereby 4,000,000 shares issued and outstanding common stock of SecurFone America, Inc. were exchanged for 4,500,000 shares issued and outstanding common stock of Material Technology, Inc. As a result of the reorganization, there were 5,000,216 shares issued and outstanding and 100,000,000 shares authorized. The amount of $36,173 was transferred from the common stock account to the additional paid-in-capital account to reflect the par value change from $.01 to $.001 per share.

On November 13, 1997 the Company registered with the Securities and Exchange Commission on Form S-8 (the "S-8 filing") 1,000,000 shares under the 1997 Stock Option Plan to grant incentive stock options and non-qualified stock options to officers and key employees. At the same time a similar registration for 250,000 shares under the 1997 Director Non-qualified Stock Option Plan was made. At various dates the Company granted stock options under the two stock option plans totaling 830,900 shares consisting of 300,000 shares at an option price of $1.00 per share, 130,900 shares at an option price of $2.50 per share and 400,000 shares at an option price of $0.10 per share. These options are exercisable during 1997 and 1998. These shares were recorded as $1,227,250 selling, general & administrative (SG&A) expense and additional paid in capital - stock options at the grant date in accordance with Statement of Financial Accounting Standards NO. 123 (SFAS 123) "Accounting for Stock-Based Compensation."

On December 3, 1997, the Company issued 620,000 conditional shares of common stock with a par value of $.001 per share registered with the S-8 filing. These shares were issued pursuant to various employment, retainer, consulting and fee agreements. As of December 31, 1997 all conditions of these shares had been met and $3,100,000 was recorded as SG&A expense, and common stock and additional paid in capital accounts at the issue date.

On January 6, 1998 the Company granted stock options under the 1997 Stock Option Plan for 400,000 shares at an option price of $.10 per share. These options are exercisable immediately and are recorded as $1,620,000 SG&A expense and additional paid in capital - stock options at the grant date in accordance with Statement of Financial Accounting Standards NO. 123 (SFAS 123) "Accounting for Stock-Based Compensation." On February 18, 1999 the 350,000 unexercised options were returned.

On March 19, 1998 an additional 345,000 shares were issued as a result of the following transactions: 225,000 shares of stock issued pursuant to warrants exercised by the individuals providing credit accommodations in connection with letters of credit issued by the Company; 120,000 shares were the result of two stock subscriptions in private placements.


--------------------------------------------------------------------------------
                                    Page 11

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

On May 12, 1998 35,000 shares were issued in connection with credit accommodations provided to the Company by investors (see Note 1).

On August 6, 1998 50,000 shares were issued on the exercise of stock options.

On November 17, 1998 the Company issued 41,665 shares of unregistered common stock in exchange for investment banking services and bridge funding and a cash payment of $2,500.

As of March 31, 1999, a total of 100,000,000 shares were authorized and 6,091,881 shares were issued and outstanding.

Note 7. RELATED PARTIES

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters. The accrued payroll is due to officers and directors of the Company. The expense recognized for the quarters ended March 31, 1999 and 1998 are $72,702 and $29,165 respectively.

Note 8. INCOME TAXES

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

For the year ended December 31, 1998 the Company had net operating loss carry forwards for federal income and state income tax purposes. These carry forwards may provide future tax benefits. The federal net operating loss will begin to expire in 2011, if not utilized to offset taxable income. Various state net operating loss carry forwards will begin to expire earlier. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

An allowance has been provided for by the Company that reduced the tax benefits accrued by the Company for its net operating losses to zero. It cannot be determined when, or if, the tax benefits derived from these losses will materialize. Income taxes in the amounts of $1,600 and $830 were paid in the quarters ended March 31, 1999 and 1998.

Note 9. EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

The extraordinary gain is a result of the settlement agreement with the Company's former CEO to resolve all outstanding Company obligations related to his employment with the Company in exchange for a payment of $50,000 payable not later than April 1,1999. Due to the net operating losses sustained by the Company there is no tax effect.

Note 10. COMMITMENTS AND CONTINGENCIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses totaling $9,856,031 since its inception, of which $5,157,131 represents expenses associated with stock-based compensation plans as noted at Note 6.

The continuing losses resulting from operations, and not necessarily those costs associated with stock-based compensation plans, are an indication that the Company may not be able to continue to operate without an additional cash infusion. The Company has been and is currently seeking private and public equity and bridge loans in order to finance operations. The Company has retained business advisory firms to assist the Company in meeting its financing needs.


--------------------------------------------------------------------------------
                                    Page 12

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

In November 1996, the Company entered into an agreement with Associated Barter Services, Inc. ("ABS") under which ABS agreed to arrange for advertising services for the Company. The Company agreed to issue ABS shares of the Company's common stock in exchange for these services. A dispute has arisen between the Company and ABS regarding ABS's performance under the agreement. The Company negotiated a settlement in exchange for 61,522 shares of the Company common stock on June 30, 1999.

Paul Silverman executed an employment agreement assuming the role of Chief Executive Officer as of November 1, 1998 and elected Director on December 11, 1998. Mr. Silverman was also granted options to acquire 100,000 shares of the Company's stock at $.10 per share upon execution of the employment agreement, and qualified incentive stock options to acquire up to 300,000 additional shares of the Company's stock based on achievement of Company goals established by the Board of Directors. Mr. Silverman was granted options to acquire 50,000 shares of the Company's stock at $0.28 per share under the Company's 1997 Director's Option Plan. Total deferred compensation as of March 31, 1999 is approximately $60,000.


Note 11. QUARTERLY INFORMATION

Following is computational information for earnings per share information calculated under Statement of Financial Accounting Standards No. 130, Earnings Per Share (EPS) which is effective for periods beginning after December 15, 1997.


                                    Quarter Ended Mar 31, 1999                   Quarter Ended Mar 31, 1998
                                    --------------------------                   --------------------------
                            Income (Loss)       Shares       Per Share   Income (Loss)      Shares       Per Share
                             (Numerator)     (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                            -------------    -------------   ---------   -------------   -------------   ----------
BASIC EPS
Income (loss) available
to common Stockholders
                                $(393,957)       6,091,881       $(.06)    $(1,872,880)      5,965,216        $(.32)

EFFECT OF DILUTIVE SECURITIES
Stock Options                                            0*                                          0*
                                             -------------                               -------------

DILUTED EPS
Income available to
common stockholders and
assumed conversions             $(393,957)       6,151,881       $(.06)    $(1,872,880)      6,344,834        $(.32)

     * SFAS 128 requires the use of weighted averages for stock outstanding during the quarter. Although stock options issued under Company plans exercise prices were below the average market price of the common shares, they were not computed in calculating diluted earnings per share because SFAS 128 does not include stock dilutions that would reduce per share losses.

As of March 31, 1999 1,280,900 stock options were issued, 430,900 were vested, 500,000 had been forfeited and 50,000 had been exercised.

Note 12. SUBSEQUENT EVENTS

In May 1999 the Company issued 59,266 unregistered shares of the Company's common stock (par value $.001) to eliminate total debts of $118,532 including notes of $115,000 to an unrelated party.

In May 1999 the Company issued 12,500 unregistered shares of the Company's common stock (par value $.001) to eliminate total debts to an unrelated individual in the amount of $25,000.

On April 22, 1999 the Company executed a final agreement to sell a wholly owned subsidiary, SecurFone, Inc. to Teledata World Services, Inc., a publicly traded company ("TWOS"), for cash and TWOS common stock. Under the agreement TWOS would acquire all outstanding shares of SecurFone, Inc., a wholly owned operating subsidiary of the Company, for $498,000 in cash, 600,000 shares of unregistered TWOS common stock (subject to Rule 144) valued at $300,000 and the option to sell the stock back to TWOS at a price of $2.50 per share effective one year


-------------------------------------------------------------------------------
                                    Page 13

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

from the date of the transaction if the market price of the TWOS stock is less than $2.50 per share. As of March 31, 1999 no value has been recorded for the option. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the Buy-The-Minute-TM- product and selected distribution channels. To cover the costs for these services in the interim period prior to closing the transaction, the total funds provided to the Company by TWOS during January
1, 1999 to April 22, 1999 amounted to approximately $261,000 in addition to the advance of $366,233 at March 31, 1999. These funds were recorded as loans to the Company and were settled at the closing of the agreement in April 1999.

Subsequent to the sale of certain prepaid cellular assets to TWOS the Company effectively discontinued its prepaid cellular operations.

On May 7, 1999 the Company executed an agreement to acquire all outstanding common stock of IXATA.COM, Inc., a privately held provider of Internet-based information services targeting the travel industry, in exchange for 4,500,000 shares of the Company. The acquisition finalized on July 1, 1999. As of June 30, 1999 IXATA's financial statement showed the following results: revenue $27,052, net loss $435,561.

The Company has agreed to pay Global One, Inc. (Global) 600,000 shares of common stock for brokering services as a part of the purchase of IXATA.COM. Global is an international business corporation in Nevis, British Virgin Islands. The Company intends to issue the shares to Global in the fourth quarter of 1999.

In October 1999 the Company agreed to issue 50,000 unregistered shares of the Company's common stock to eliminate total debts to Kohrman Jackson and Krantz PLL ("KJK"), the Company's legal counsel, in the amount of $50,000. The Company intends to issue the shares to KJK in the fourth quarter of 1999.

On August 18, 1999 an individual exercised options under the Directors Option Plan for 9,500 shares of common stock.

In November of 1999, the Company offered equity investments to private parties. As of December 9, 1999, the Company had sold 1,053,473 shares of its unregistered common stock for $0.85 a share in connection with the offering. Proceeds to the Company were $842,778 after the deduction of Scott & Stringfellow, Inc.'s placement agent fee of $0.05 per share. The purchasers in the offering were granted the right in certain instances to include their shares in future offerings of registered stock by the Company.

--------------------------------------------------------------------------------
                                    Page 14

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following describes certain factors which produced changes in the results of operations of SecurFone America, Inc. (the "Company") during the three months ended March 31, 1999 and as compared with the three months ended March 31, 1998 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

     Certain matters discussed in this Quarterly Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "- Forward-Looking Statements."

OVERVIEW

THE COMPANY

     SecurFone America, Inc. was organized to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999, the Company has actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing a company whose business thrust is in line with the new strategy. See "The Company's Business Case for New Electronic Commerce and Internet Business Directions."

     Throughout 1997 and 1998, the Company developed and marketed prepaid wireless products and services in various markets throughout the United States. By late 1998, the Company had substantially completed development of all major aspects of its prepaid wireless network systems, and previously planned to implement the marketing and sales programs necessary to create a sustainable revenue base. The Company invested significant capital and effort to develop its network, software, routing and carrier interface technology, for the hiring and development of an experienced management team, and the initial introduction of services to the roll-out markets. The products and services that the Company developed during its start-up phase were initially introduced to a limited number of U.S. cities to fully test the network, administrative, engineering and marketing infrastructure prior to full-scale roll-out. To effectively manage the Company's growth and maintain quality controls over its services and network, the Company needed to expand its internal management, technical resources, accounting and other administrative support systems, all of which required additional investment. In the third quarter 1998, the Company developed a business plan showing the investment required to develop a full-scale program for commercial product launch and broad marketing and distribution program in 1999. Significant additional funding was required to support these activities.

     On January 30, 1999, the Company executed an agreement with Teledata World Services, Inc. ("Teledata") (OTC/BB:TWOS), to sell certain prepaid cellular assets to Teledata for cash and Teledata common stock. The transaction was closed on April 22, 1999. Under the terms of the agreement, SecurFone sold its wholly-owned subsidiary, SecurFone, Inc., to Teledata for $498,000 in cash, 600,000 shares of Teledata common stock, and the option to sell the stock back to Teledata at a price of $2.50 per share effective one year from the date of the transaction if the market price of the Teledata stock is less than $2.50 per share. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the BUY-THE-MINUTE-TM- ("BTM") product and selected distribution channels. The asset sale improved the Company's balance


--------------------------------------------------------------------------------
                                    Page 15

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

sheet and was consistent with the Company's new business objective of pursuing opportunities in the Internet and electronic commerce markets.

     On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA, Inc. ("IXATA.COM"), a privately held provider of Internet-based information and electronic commerce services targeting the travel industry. The acquisition was finalized on July 1, 1999 and is consistent with the Company's new business objectives. The Company is now operating IXATA.COM as a wholly-owned subsidiary and plans to significantly expand IXATA.COM's operations to offer new enhanced information services in the travel market, targeting existing and new corporate clients.

     By closing the IXATA.COM acquisition, the Company has established itself as a provider of Internet-based, electronic commerce services provider in rapidly growing market for travel information services, serving an expanding base of more than twenty major Fortune 500 firms and other organizations. IXATA.COM's principal service, RFP Express, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system, interactive telephone and fax technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"), typically involving hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP Express, provides dramatic cost savings to users, typically 70% or more compared to costs for manual processes. Pricing for RFP Express includes an annual subscription fee and transaction fees for each RFP handled. The Internet-based, electronic commerce and operational platforms developed to support the RFP Express offering can be used to address similar needs in other vertical markets.

     Subsequent to the sale of the prepaid cellular assets to Teledata, the Company had planned to continue to offer prepaid wireless services, focusing on higher margin opportunities, primarily through resale. Given the opportunities available through IXATA.COM and the associated resources required, the Company has discontinued its prepaid cellular operations. The discontinuing of operations was consistent with the Company's planned strategy of refocusing its business objectives to pursue new e-commerce and Internet-based business opportunities to create significant shareholder value.

     The Company's principal executive offices are located at 8080 Dagget Street, Suite 220, San Diego, California 92111, and its telephone number is
(888) PRE-4PAY.

THE COMPANY'S BUSINESS CASE FOR NEW ELECTRONIC COMMERCE AND INTERNET BUSINESS DIRECTIONS

     Since inception, the Company has primarily pursued opportunities in the prepaid wireless services market. The Company developed several unique products to address the prepaid wireless services market and had achieved some success in 1998. However, the emergence of new competition, industry price reductions and other margin pressures in the prepaid wireless services market suggested that significant additional investment would be required to achieve the business scale and required to create significant shareholder value.

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

     Another key element in SecurFone's new growth strategy is to focus on next generation, "pro-active" electronic commerce solutions which employ e-commerce solutions to address labor intensive processes, rather than to solely displace paper-based solutions. Management believes such pro-active e-commerce solutions, which go well beyond

--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

today's basic electronic cataloging, web portals and web-based ordering services, will change users' business processes, create significant operating efficiencies and dramatically reduce users' costs. More importantly, management believes such pro-active e-commerce services will play a key role in the future market for business-to-business e-commerce services described above. IXATA.COM's RFP Express Service represents a pro-active e-commerce service which, in management's view, is ideally positioned to meet the needs of the travel services market. IXATA.COM's expanding client base of more than 20 major firms, demonstrate strong, growing market acceptance for the Company's e-commerce services.

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

  ADDITIONAL ISSUANCE OF SECURITIES

     For rendering brokering services and as a part of the transaction to purchase IXATA.COM, the Company agreed to pay Global One, Inc. ("Global") 600,000 shares of common stock of the Company. Global is an international business corporation in Nevis, British Virgin Islands. The Company intends to issue the shares to Global in the fourth quarter of 1999.

     In 1999, agreement was secured from Kohrman Jackson & Krantz P.L.L. ("KJK"), the Company's legal counsel, to convert existing debt to unregistered shares of SecurFone common stock. On October 19, 1999, KJK agreed to receive 50,000 unregistered shares of the Company's common stock to eliminate total debts of $50,000. The Company intends to issue the shares to KJK in the fourth quarter of 1999.

     In November of 1999, the Company offered equity investments to private parties. As of December 9, 1999, the Company had sold 1,053,473 shares of its unregistered common stock for $0.85 a share in connection with the offering. Proceeds to the Company were $842,778 after the deduction of Scott & Stringfellow, Inc.'s ("S&S") placement agent fee of $0.05 per share. The purchasers in the offering were granted the right in certain instances to include their shares in future offerings of registered stock by the Company.

     For rendering investment banking services, the Company agreed to issue 643,553 warrants to S&S for the price of $0.01 per warrant. These warrants expire in October of 2004. The exercise price of the warrants is $1.687 per warrant. The exercise of these warrants are subject to vesting covenants, currently not met.

RESULTS OF OPERATIONS:

FIRST QUARTER OF 1999 COMPARED TO FIRST QUARTER OF 1998

REVENUES

     The Company only began full-scale operations in the first quarter of 1998; accordingly, a detailed comparison of revenues and expenses between the first quarter of 1999 and the first quarter of 1998 is not meaningful. Prepaid cellular revenues for the first quarter of 1999 decreased to $22,642 from $158,104 in the first quarter of 1998. The decrease was due to increased competition for and technical obsolescence of SFA Local Network Solution ("SFN"), delayed market roll-out of the Buy-The-Minute-TM- ("BTM"), and the Company's inability to adequately fund major national marketing programs.

--------------------------------------------------------------------------------
                                    Page 17

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

COST OF GOODS SOLD

     Total cost of goods sold for the first quarter of 1999 decreased to $55,809 from $98,065 in the first quarter of 1998 primarily due to the reduced volume of SFN sales and the Company's increased diligence on managing the fixed telephony charges associated with the service offerings.

 GROSS PROFIT/MARGIN

     Gross profit for the first quarter of 1999 decreased to a loss of $33,167 compared with a profit of $60,039 in the first quarter of 1998. The gross profit margin for the first quarter of 1999 was negative because of the increase in the fixed portion of the cost of goods sold caused by reduced sales volume. The Company opens certain markets and immediately incurs activation and access fees for lines ordered in those markets. In addition given the time delay in ordering a new line from an underlying carrier and when the order is fulfilled, the Company must maintain an inventory of available lines for potential customers in order to prosecute the business. As a result, the Company is subject to cost of goods sold charges before any sales have been completed and subsequent to when any customer ceases the use of the Company's services.

OPERATING EXPENSES

     Selling, general and administrative expenses decreased to $301,515 in the first quarter of 1999 from $665,113 in the first quarter of 1998. Due to a reduction of overall staff, wages and associated taxes decreased in the first quarter of 1999 to $164,654 from $200,593 in the first quarter of 1998. In addition, the demand for services and increase cost control mechanisms put in place by the Company regarding the Company's network, software, routing and carrier interface technology decreased network expenses in the first quarter of 1999 to $20,411 from $107,626 in the first quarter of 1998. Legal and professional fees decreased to $52,474 in the first quarter of 1999 from $112,176 in the first quarter of 1998 due to the Company's decreased need for assistance in technological developments, new product development, and Public Utilities Commission requirements. In addition, the Company recorded amortization and depreciation expenses of $19,756 in the first quarter of 1999 versus $29,623 in the first quarter of 1998.

     Loss from operations in the first quarter of 1999 decreased to $334,682 from $2,225,074 in the first quarter of 1998 due to decreased costs associated with stock based compensation. The net loss in the first quarter of 1999 was increased by $101,126 for interest related expenses ad decreased by a $43,451 extraordinary gain on debt extinguishment which resulted in a comprehensive loss of $393,957 or $0.06 per share in the first quarter of 1999.

ROYALTY REVENUE

     The Company previously licensed, in a limited number of instances, certain distribution rights in various markets for a license fee. Royalty revenue from the sale of license rights was $0 in the first quarter of 1999 compared to $100,000 in the first quarter of 1998. The Company does not anticipate any 1999 revenues to be derived from the sale of licenses. Due to the potential impact of exclusive distribution rights on the Company's future marketing options, the Company does not anticipate, at this time, offering similar licenses in the future.

OTHER EXPENSES

     Interest expense increased to $101,126 in the first quarter of 1999 from $27,806 in the first quarter of 1998. The increase was primarily due to 35,000 shares of the Company's stock that were issued as compensation to investors who renewed and extended letters of credit to April 1999 on behalf of the Company. The issuance of the shares resulted in an additional accounting cost entry of $35,000 in the first quarter of 1999. The letters of credit are posted with the Company's underlying telephony service providers for the purpose of provisioning service to initial roll-out markets. Additional interest expense has been incurred as a result of $2,000,983 that was loaned to the Company by private investors as of March 31, 1999.


--------------------------------------------------------------------------------
                                    Page 18

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is continually reviewing various sources of additional financing to fund its growth. As of March 31, 1999, the Company had received advances in the amount of $2,000,983 from private investors.

     The Company is required by underlying wireless carriers to post irrevocable letters of credit to secure the purchase of airtime. Prompt payment history, as well as overall financial condition will also effect each carrier's decision to stabilize, increase or eliminate these financial guarantees. The Company has an agreement with two investors that may obtain letters of credit of up to $1.0 million that are secured by their personal assets (the "LC Agreement"). These investors have renewed the LC Agreement through April 1, 1999. As compensation for their initial agreement to provide letters of credit, the Company issued warrants to these investors to purchase a total of 225,000 shares of common stock (the "LC Warrants"). In connection with the renewal of the LC Agreement, the Company issued a total of 35,000 additional shares of common stock to these investors. An amount of $35,000 was recorded as interest expense in the first quarter of 1999 for the issuance of the shares.

     At March 31, 1999, the Company had cash and cash equivalents of $5,869. In addition, the Company had accounts receivable totaling $8,853 from the sale of the Company's switch-based debit cellular product. Net cash used by operating activities was $349,144 in the first quarter of 1999 compared to $328,700 in the first quarter of 1998. Net cash used in investing activities in the first quarter of 1999 was $157 used to purchase equipment as compared with $5,756 in the first quarter of 1998. Net cash provided by financing activities in the first quarter of 1999 totaled $353,638 which consisted primarily of $362,218 in proceeds from notes payable to the Company from private investors as compared with $336,615 in the first quarter of 1998 which consisted primarily of proceeds from advances payable of $327,000.

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

     On October 12, 1999, the Company entered into a relationship with Scott & Stringfellow, Inc. ("S&S"), an investment banker, to act as the exclusive financial advisor to the Company, in connection with the exploration of potential alternative strategic transactions, including without limitation one or more private equity offerings, mergers and acquisitions and a public equity offering.

YEAR 2000

     The Company utilizes two different computer systems. The Internet-based software system used in automation of preferred lodging programs proposal process in the hospitality services market consists of three components, presently the SL server, the Web server and the Front End database Access software. These software products are Microsoft products, and according to the vendor the products are presently Year 2000 compliant. The Company's administrative computer network utilizes accounting, database, and computational software that are all Year 2000 compliant according to management's recent discussions with its vendors. As a result, management does not anticipate any material adverse effect to the operations of the Company with respect to the Year 2000 problem.


--------------------------------------------------------------------------------
                                    Page 19

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

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

FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

- THE COMPANY HAS A SHORT OPERATING HISTORY UPON WHICH TO BASE AN INVESTMENT DECISION. The Company established a new strategic objective of refocusing the Company's mission to pursue Internet-related and e-commerce opportunities in the travel and hospitality service markets in late 1998. As a result, its business plan is currently in the early stage and, accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, the Company must, among other things, attract a number of major corporate clients/customers and strategic alliance partners, implement and successfully execute its marketing and sales strategy, and successfully recruit and motivate qualified sales and technical personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of an early stage business. It is impossible to predict the degree of success the Company will have in achieving its objectives.

- THE COMPANY REQUIRES SIGNIFICANT ADDITIONAL CAPITAL, WHICH IT MAY NOT BE ABLE TO OBTAIN. As the Company continues to implement its business, present sources of financing will not be adequate to support the Company's increased cash needs. Furthermore, the Company's entry into new Internet and electronic commerce business areas will create additional demands for investment capital. The Company may not be able to obtain future equity or debt financing on satisfactory terms or at all. If the Company fails to obtain necessary short-term financing, it will not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations. The Company's auditors issued an opinion with its most recent audit of the Company's financial statements raising doubt about the Company's ability to continue as a going concern if it does not obtain additional debt or equity financing.

- IF THE COMPANY IS UNABLE TO SUCCESSFULLY INTEGRATE IXATA.COM, ITS FINANCIAL RESULTS WILL SUFFER. The Company completed its acquisition of IXATA.COM on July 1, 1999. Its future profitability will depend heavily on its ability to integrate the management of its business with IXATA.COM. Failure to successfully integrate the companies may cause significant operating inefficiencies and adversely affect profitability. To successfully integrate the companies, the Company must, among other things, install and standardize adequate operational, financial and control systems.


--------------------------------------------------------------------------------
                                    Page 20

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

     Although the Company has no definitive plans to acquire any business in the near future, if it does acquire additional companies, it will face business integration risks similar to those described above. In addition, during the beginning stage of development and operation, the Company may encounter expenses and difficulties that it may not expect or are beyond its control. As a result, it may not be able to achieve or maintain profitability.

- THE COMPANY'S FAILURE TO PROTECT OR MAINTAIN ITS INTELLECTUAL PROPERTY RIGHTS COULD PLACE IT AT A COMPETITIVE DISADVANTAGE AND RESULT IN LOSS OF REVENUE AND HIGHER EXPENSES. The Company's performance and ability to compete are dependent to a significant degree on its proprietary electronic commerce system and services. The steps the Company has taken to protect its proprietary intellectual property rights may not prevent or deter someone else from using or claiming rights to its intellectual property. Third party infringement or misappropriation of trade secrets, copyrights, trademarks or other proprietary information could seriously harm the Company's business. The Company also cannot assure that it will be able to prevent the unauthorized disclosure or use of its proprietary knowledge, practices and procedures if its senior managers or other key personnel leave it. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may claim that it has violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may distract management.

- THE COMPANY'S BUSINESS PROSPECTS DEPEND ON DEMAND FOR AND MARKET ACCEPTANCE OF THE INTERNET. The Company is currently dependent on the Internet as an access and transmission medium to provide its services. Although the Company believes that the acceptability and usability of the Internet will increase over time, any increase in the rates charged by Internet service providers resulting in a decreased usage of the Internet or decreased use of the Internet for electronic commerce transactions, would have a materially adverse effect on the Company's operating margins. Failure to promote Internet access as the preferred means of accessing the Company's service could also have a materially adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its Internet based e-commerce operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.

- IF THE COMPANY'S MARKET DOES NOT GROW AS EXPECTED, ITS REVENUES WILL BE BELOW ITS EXPECTATIONS AND ITS BUSINESS AND FINANCIAL RESULTS WILL SUFFER. The Company is engaging in a developing business with an unproven market. Accordingly, it cannot accurately estimate the size of its market or the potential demand for its services. If its customer base does not expand or if there is not widespread acceptance of its products and services, its business and prospects will be harmed. The Company believes that its potential to grow and increase its market acceptance depends principally on the following factors, some of which are beyond its control:

         (a) the effectiveness of its marketing strategy and efforts;
         (b) its product and service quality;
         (c) its ability to provide timely, effective customer support;
         (d) its distribution and pricing strategies as compared to its competitors;
         (e) its industry reputation; and
         (f) general economic conditions.

- ANY FAILURE OF THE COMPANY'S INTERNET AND E-COMMERCE INFRASTRUCTURE COULD LEAD TO SIGNIFICANT COSTS AND DISRUPTIONS WHICH COULD REDUCE REVENUES AND HARM BUSINESS AND FINANCIAL RESULTS. The Company's success, in particular its ability to automate the RFP process successfully, largely depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company presently has very limited redundant systems. It does not have a formal disaster recovery plan and carries no business interruption insurance to compensate it for losses that may occur. Temporary or permanent loss of data or systems through casualty or operating malfunction could have a materially adverse effect on the Company's business.


--------------------------------------------------------------------------------
                                    Page 21

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

- THE COMPANY COULD LOSE CUSTOMERS AND EXPOSE ITSELF TO LIABILITY IF BREACHES OF ITS NETWORK SECURITY DISRUPT SERVICE TO ITS CUSTOMERS OR JEOPARDIZE THE SECURITY OF CONFIDENTIAL INFORMATION STORED IN ITS COMPUTER SYSTEMS. Despite the implementation of network security measures, the Company's network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or Internet users. Any of these acts could lead to interruptions, delays or cessation in service to the Company's customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in the computer systems and the Company's customers' computer systems, which may result in liability to existing customers and may also deter potential customers. Any security measures the Company implements may be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions or delays to the Company's customers that could cause harm to the Company's reputation as well as its business and financial results.

- RAPID GROWTH IN THE COMPANY'S BUSINESS COULD STRAIN ITS RESOURCES AND HARM ITS BUSINESS AND FINANCIAL RESULTS. The planned expansion of the Company's operations will place a significant strain on its management, financial controls, operations systems, personnel and other resources. The Company expects that its customers increasingly will demand additional information, reports and services related to the services and products the Company currently provides. If the Company is successful in implementing its marketing strategy, it also expects the demands on its network infrastructure and technical support resources to grow rapidly, and it may experience difficulties responding to customer demand for its services and providing technical support in accordance with its customers' expectations. The Company may not be able to keep pace with any growth, successfully implement and maintain its operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in an evolving industry. If the Company is unable to manage growth effectively, it may lose customers or fail to attract new customers and its business and financial results will suffer.

- THE COMPANY MAY NOT BE ABLE TO COMPETE IN ITS MARKET SINCE THIS MARKET IS HIGHLY COMPETITIVE. The Internet-based electronic commerce market has become increasingly competitive due to the entry of large, well-financed service providers into the market. Other potential competitors in the market for Internet-based electronic commerce services for the travel and hospitality industry may include companies with substantially greater financial and marketing resources than those of the Company. No assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. The Company may not be able to operate successfully in this competitive environment. Direct competitors today include JBH and Lanyon, among others seeking to enter the market for e-commerce services targeting the travel and hospitality sectors. Other potential competitors, such as Ariba, Inc., have existing, well-established e-commerce platforms and have also indicated an interest in pursuing IXATA.COM's target market. While to date the market reaction to the Company's service has been positive vis-a-vis competitive services, there is no assurance this will continue in the future.

- THE COMPANY DEPENDS ON THE SERVICES OF SENIOR MANAGEMENT AND OTHER KEY PERSONNEL AND THE ABILITY TO HIRE, TRAIN AND RETAIN SKILLED EMPLOYEES. The success of the Company will be dependent on the skill and experience of certain key employees. The Company believes that the loss of Paul B. Silverman, CEO, or Andrew H. Kent, CFO, could disrupt or delay the Company's business or would otherwise have a material adverse effect the Company's business. The Company's future success also depends on its ability to identify, attract, hire, retain and motivate other well qualified managerial, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that the Company will be able to meet their compensation requirements.

- RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT THE COMPANY'S ABILITY TO EXPAND GLOBALLY AND HARM ITS BUSINESS AND PROSPECTS. The Company markets and sells its services and products in the United States and internationally. The Company's failure to manage its international operations effectively


--------------------------------------------------------------------------------
                                    Page 22

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

     could limit the future growth of its business. There are certain risks inherent in conducting the Company's business internationally, such as:

          (a) changes in international regulatory requirements could restrict the Company's ability to deliver services to its international customers;
          (b) differing technology standards across countries that may impede the Company's ability to integrate its product offerings across international borders;
          (c) difficulties collecting accounts receivable in foreign jurisdictions;
          (d) political and economic instability could lead to appropriation of the Company's physical assets, its ability to deliver its services to customers and harming its financial results;
          (e) protectionist laws and business practices favoring local competitors; and
          (f) potentially adverse tax consequences due to unfavorable changes in tax laws.

- GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD LIMIT OUR BUSINESS OR SLOW OUR GROWTH. Although Internet-based electronic commerce is not currently subject to government regulation, it is under increased scrutiny by regulatory agencies and may undergo rapid and drastic regulatory changes. There can be no assurances that one or more services currently offered by the Company will not be negatively impacted by newly-created or interpreted regulations

- YEAR 2000 COMPUTER COMPLICATIONS COULD DISRUPT THE COMPANY'S OPERATIONS AND HARM ITS BUSINESS. Many currently installed computer systems are not able to distinguish 21st century dates from 20th century dates. As a result, computer systems and software that fail to recognize the proper date at the end of the current year may suffer major system failures or miscalculations. The Company's inability to correct a significant Year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain of its normal business activities and operations, harming its business and financial results. While the Company requires its key vendors and suppliers to certify that they are Year 2000 compliant, there can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis. Further, while the Company does not believe that Year 2000 problems will materially impact the Company's internal operations or cause the Company to incur material costs to modify systems, unforeseen Year 2000 problems could occur causing significant unanticipated expenses.

- THE COMPANY'S OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS WHICH MAY CAUSE VOLATILITY OR A DECLINE IN THE PRICE OF ITS COMMON STOCK. The Company may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Such fluctuations may cause the price of its common stock to fall. Factors that may adversely affect the Company's quarterly operating results include, without limitation:

          (a) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction;
          (b)  the mix of products and services sold by the Company;
          (c) the announcement or introduction of new products and services by the Company and its competitors;
          (d)  price competition in the industry;
          (e) the amount and timing of operating costs and capital expenditures relating to any expansion of the Company's business, operations and infrastructure;
          (f)  governmental regulation; and
          (g) general economic conditions and economic conditions specific to the travel and hospitality industry.

     Further, stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of the Company's stock without regard to the Company's operating performance. In addition, the Company's operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of the stock would likely significantly decrease.

--------------------------------------------------------------------------------

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

- THE COMPANY'S EXECUTIVE OFFICERS, DIRECTORS, AND PARTIES RELATED TO THEM, IN THE AGGREGATE, WILL CONTROL 54% OF THE COMPANY'S COMMON STOCK AND MAY HAVE THE ABILITY TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL. The Company's executive officers, directors and parties related to them own a large enough stake in the Company to determine matters presented to stockholders, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. In addition, certain executive officers, directors and other shareholders, representing 74% of the Company's outstanding common stock, have entered into a Voting Agreement in which the parties agree to vote their shares for certain directors. As a result, these stockholders may have the ability to control the election and removal of directors. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

- THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ OVER-THE-COUNTER BULLETIN BOARD SERVICE. Because of recent changes in the Nasdaq listing rules, the Company's common stock could be delisted from trading on the Nasdaq Over-the-Counter Bulletin Board Service, unless the Company makes required filings with the Securities and Exchange Commission. If the Company's stock were to be delisted, there would be no public market for the Common Stock and stockholders would have difficulty liquidating their investment. Although the Company intends to make the required filings with the Securities and Exchange Commission and retain its stock listing on the Nasdaq Bulletin Board, there can be no assurance that it will be able to do so.

These and other risks described in this Quarterly Report must be considered by any investor or potential investor in the Company.


--------------------------------------------------------------------------------
                                    Page 24

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


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

     No defaults upon senior securities occurred during the first quarter of 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the first quarter of 1999.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits being filed with this Quarterly Report:

       (27)   Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the first quarter of 1999.


--------------------------------------------------------------------------------
                                    Page 25

                             SECURFONE AMERICA, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999
-------------------------------------------------------------------------------

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SecurFone America, Inc.


Date: December 13, 1999           /s/ Paul B. Silverman
                                  ---------------------
                                  By Paul B. Silverman, Chief Executive Officer


--------------------------------------------------------------------------------
                                    Page 26