Form 10QSB
period 1999-06-30
IXATA GROUP INC
filed 2000-03-10
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.

/ / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                        Commission file number: 33-83526


                              THE IXATA GROUP, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter


                      DELAWARE                       34-1833574
---------------------------------------      ----------------------------------
              (State of Incorporation)     (I.R.S. Employer Identification No.)


               8080 DAGGET, SUITE 220 SAN DIEGO, CALIFORNIA 92111
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                             SECURFONE AMERICA, INC.
-------------------------------------------------------------------------------
                                  (Former Name)


                                  619-677-5580
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

COMMON STOCK, $0.001 PAR VALUE PER SHARE: 11,888,142 (AS OF JANUARY 1, 2000)
------------------------------------------------------------------------------

     Transition Small Business Disclosure Format (check one):

     Yes / /    No /X/

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1999
-------------------------------------------------------------------------------


                              THE IXATA GROUP, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS

Item                                                                                                   Page
----                                                                                                   ----
PART I --FINANCIAL INFORMATION                                                                            2
     Item 1. Financial Statements.                                                                        2
     Item 2. Management's Discussion and Analysis or Plan of Operations.                                 16
     Overview                                                                                            16
     Results of Operations:                                                                              19
       Second Quarter of 1999 Compared to Second Quarter of 1998                                         19
       First Half of 1999 Compared to First Half of 1998                                                 20
       Liquidity and Capital Resources                                                                   21
       Year 2000                                                                                         22
     Related Party Transactions                                                                          22
     Forward-Looking Statements                                                                          22
PART II--OTHER INFORMATION                                                                               27
     Item 1. Legal Proceedings.                                                                          27
     Item 2. Changes in Securities and Use of Proceeds.                                                  27
     Item 3. Defaults Upon Senior Securities.                                                            27
     Item 4. Submission of Matters to a Vote of Security Holders.                                        27
     Item 5. Other Information.                                                                          27
     Item 6. Exhibits and Reports on Form 8-K.                                                           27

------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1999
-------------------------------------------------------------------------------


                         PART I -- FINANCIAL INFORMATIOn

ITEM 1.  FINANCIAL STATEMENTS.


         Consolidated Balance Sheets..............................................................................3

         Consolidated Statements of Operations....................................................................4

         Consolidated Statements of Stockholders' Equity..........................................................5

         Consolidated Statements of Cash Flows....................................................................6

         Notes to Financial Statements.........................................................................7-15



-------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 1999
--------------------------------------------------------------------------------
                          CONSOLIDATED BALANCE SHEET
                            JUNE 30, 1999 AND 1998

                                                               1999          1998
                                                           ------------   ------------
                                      ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                                   $     7,818    $    36,123
  Accounts receivable, net                                        4,501         63,427
  Marketable securities                                         150,000        770,000
  Prepaid expenses                                                  --         105,100
                                                           ------------   ------------
                                                                162,319        974,650
PROPERTY AND EQUIPMENT, net of accumulated depreciation          83,757        215,267

OTHER ASSETS:
  Note receivable-IXATA, Inc.                                   150,000            --
  Intangible assets, net of
    accumulated amortization                                        --         230,201
  Deposits                                                        1,225          1,225
                                                           ------------   ------------
    Total other assets                                          151,225        231,426
                                                           ------------   ------------
    Total assets                                            $   397,301    $ 1,421,343
                                                           ============   ============
                LIABILITIES AND STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT)
                                                               1999          1998
                                                           ------------   ------------

CURRENT LIABILITIES:
  Current portion of long term liabilities                  $    72,419    $    61,463
  Accounts payable                                              300,908        342,782
  Accrued interest                                              173,653         16,569
  Accrued payroll                                               158,678         46,664
  Notes payable                                                 578,250         50,000
                                                           ------------   ------------
    Total current liabilities                                 1,283,908        517,478
                                                           ------------   ------------
LONG-TERM LIABILITIES:
  Advances payable                                                  --         827,000
  Notes payable-net of current portion                        1,000,000          4,181
  Obligation under capital leases-net of current portion         34,323         70,248
                                                           ------------   ------------
    Total long term liabilities                               1,034,323        901,429
                                                           ------------   ------------
    Total liabilities                                         2,318,231      1,418,907
                                                           ------------   ------------

STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT):
  Common stock-SecurFone America, Inc.                            6,275          5,880
    $.001 par value, authorized 100,000,000
    shares, outstanding 6,275,169 shares at
    June 30, 1999 and 5,965,216 shares
    at June 30, 1998
  Additional paid-in capital                                  4,709,138      4,330,145
  Additional paid-in capital-stock options                    2,874,475      2,869,525
    Unrealized holding (loss) on marketable securities         (150,000)       770,000
    Deficit accumulated during the development stage         (9,360,818)    (7,973,114)
                                                           ------------   ------------
      Total stockholders' equity (accumulated deficit)       (1,920,930)         2,436
                                                           ------------   ------------
    Total liabilities and stockholders' equity
      (accumulated deficit)                                 $   397,301    $ 1,421,343
                                                           ------------   ------------

See accompanying notes.

--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 1999
---------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
   JUNE 30, 1999 AND 1998 AND THE PERIOD MAY 20, 1996 (DATE OF INCEPTION)
                               TO JUNE 30, 1999

                                                            1999                       1998              May 20, 1996
                                                 ------------------------   -------------------------   (Inception Date)
                                                 Three Months  Six Months   Three Months  Six Months    June 30, 1999
                                                 ------------  ----------   ------------  -----------   ----------------
REVENUES                                         $       --    $      --    $       --    $       --    $          --

OPERATING EXPENSES                                       --           --            --            --               --
                                                 ------------  ----------   ------------  -----------   ----------------
    Gross profit                                         --           --            --            --               --
                                                 ------------  ----------   ------------  -----------   ----------------
OPERATING EXPENSES
  Selling, general and administrative                  69,274     141,976           --            --           141,976
  Restructuring charge                                143,932     505,832       661,451     2,814,331       10,008,577
                                                 ------------  ----------   ------------  -----------   ----------------
      Total Operating Expenses                        213,206     647,808       661,451     2,814,331       10,150,553

      Income (Loss) from Continuing Operations       (213,206)   (647,808)     (661,451)   (2,814,331)     (10,150,553)
                                                 ------------  ----------   ------------  -----------   ----------------
OTHER INCOME (EXPENSE):
  Gain on disposal of cellular assets                 708,419     708,419           --            --           708,419
  Realized stock gains                                    --          --            --            --            50,000
  Interest expense - capital lease                        --       (1,206)          --            --           (23,835)
  Interest income                                         --          --            --            --            14,949
                                                 ------------  ----------   ------------  -----------   ----------------
      Total other income (expense)                    708,419     707,213           --            --           749,533
                                                 ------------  ----------   ------------  -----------   ----------------
      Income (Loss) Before Income Taxes and
        Extraordinary Item                            495,213      59,405      (661,451)   (2,814,331)      (9,401,020)
                                                 ------------  ----------   ------------  -----------   ----------------
PROVISION FOR INCOME TAXES                                --        1,600         1,649         1,649            3,249
                                                 ------------  ----------   ------------  -----------   ----------------
      Income (Loss) before extraordinary items        495,213      57,805      (663,100)   (2,815,980)      (9,404,269)
                                                 ------------  ----------   ------------  -----------   ----------------
EXTRAORDINARY ITEMS

  Gain on debt extinguishment
                                                 ------------  ----------   ------------  -----------   ----------------
     (less $0 Income tax)                                 --       43,451                                       43,451
                                                 ------------  ----------   ------------  -----------   ----------------
     Net income (loss)                                495,213     101,256      (663,100)   (2,815,980)      (9,360,818)

OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized (loss) gain on securities               (150,000)   (150,000)      490,000       770,000         (150,000)
                                                 ------------  ----------   ------------  -----------   ----------------
     Comprehensive income (loss)                 $    345,213  $  (48,744)  $  (173,100)  $(2,045,980)  $   (9,510,818)
                                                 ============  ==========   ===========   ===========   ================

Net (loss) per share - basic
  Income (loss) from continuing operations       $     (0.03)  $    (0.11)  $     (0.11)  $     (0.47)
                                                 ===========   ==========   ===========   ===========
  Loss before extraordinary items                $      0.08   $     0.01   $     (0.11)  $     (0.47)
                                                 ===========   ==========   ===========   ===========
  Gain (loss) on extraordinary items             $       -     $     0.01   $       -     $       -
                                                 ===========   ==========   ===========   ===========
  Net income (loss)                              $      0.08   $     0.02   $     (0.11)  $     (0.47)

  Comprehensive income (loss)                    $      0.05   $    (0.01)  $     (0.03)  $     (0.34)
                                                 -----------   ----------   -----------   -----------

Net (loss) per share - fully diluted
  Income (loss) from continuing operations       $     (0.03)  $    (0.11)  $     (0.11)  $     (0.47)
                                                 ===========   ==========   ===========   ===========
  Loss before extraordinary items                $      0.08   $     0.01   $     (0.11)  $     (0.47)
                                                 ===========   ==========   ===========   ===========
  Gain (loss) on extraordinary items             $       -     $     0.01   $       -     $       -
                                                 ===========   ==========   ===========   ===========
  Net income (loss)                              $      0.08   $     0.02   $     (0.11)  $     (0.47)

  Comprehensive income (loss)                    $      0.05   $    (0.01)  $     (0.03)  $     (0.34)
                                                 -----------   ----------   -----------   -----------


See accompanying notes.

-------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 1999
-------------------------------------------------------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      MAY 20, 1996 THROUGH JUNE 30, 1999

                                                                     Additional     Deficit
                                                                      Paid-in     Accumulated    Accumulated
                                                        Additional    Capital-     during the       Other
                                               Common     Paid-in      Stock       Development  Comprehensive
                                                Stock     Capital     Options         Stage     Income (Loss)      Total
                                             --------   -----------  ----------   ------------  -------------   -----------
Initial issuance of common
  Stock, May 20, 1996                        $      3   $  975,797   $       --   $       --    $        --     $   975,800

Stock split 1,333.33 to 1 - March 6, 1997      39,970      (39,970)          --           --             --              --

Sale of stock - 1997                            1,200      118,800           --           --             --         120,000

Acquisition - August 1, 1997                  (36,173)      36,173           --           --             --              --

Stock options granted August-November, 1997        --           --    1,227,250           --             --       1,227,250

Contingent shares issued - December 31, 1997
  and March 18, 1998                              740    3,099,260           --           --             --       3,100,000

Stock options exercised - March 19, 1998          225           --       22,275           --             --          22,500

Stock options granted - January 6, 1998            --           --    1,620,000           --             --       1,620,000

Stock issued - May 12, 1998                        35      139,965           --           --             --         140,000

Stock options exercised - August 6, 1998           50           --        4,950           --             --           5,000

Stock issued - November 17, 1998                   42       33,290           --           --             --          33,332

Stock issued - May 11-19, 1999                    122      242,066           --           --             --         242,188

Stock issued - June 30, 1999                       61      103,757           --           --             --         103,818

Unrealized holding gains on securities -
  June 30, 1999                                    --           --           --           --       (150,000)       (150,000)

Deficit accumulated June 30, 1999                  --           --           --    (9,360,818)           --      (9,360,818)
                                             --------   -----------  ----------   ------------  -------------   -----------
Balance June 30, 1999                        $  6,275   $4,709,138   $2,874,475   $(9,360,818)  $  (150,000)    $(1,920,930)
                                             --------   -----------  ----------   ------------  -------------   -----------

See accompanying notes.

--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 1999
---------------------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE AND SIX MONTHS ENDED
   JUNE 30, 1999 AND 1998 AND THE PERIOD MAY 20, 1996 (DATE OF INCEPTION)
                               TO JUNE 30, 1999

                                                                      1999                       1998                May 20, 1996
                                                           ------------------------   -------------------------- (Date of Inception)
                                                           Three Months  Six Months   Three Months   Six Months    to June 30, 1999
                                                           ------------  ----------   ------------  ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $ 495,213     $ 101,256    $  (663,100)  $(2,815,980)   $   (9,360,818)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                            7,743        27,499         29,623        59,246           216,504
      Sale of subsidiary                                    (708,419)     (708,419)           --            --           (708,419)
      Stock options granted and contingent
        shares issued                                            --            --             --      1,620,000         4,327,250
      Decrease (increase) in accounts receivable               4,352         2,637         (2,101)      (28,323)           (4,501)
      Decrease (increase) in notes receivable                    --            --             --         89,353             5,833
      Decrease (increase) in royalties receivable                --            --             --        100,000               --
      Decrease (increase) in inventory                           --            --             --         22,153               --
      Decrease (increase) in intangible and other assets         --            --             --            --            (56,680)
      Decrease (increase) in prepaid expenses                    --         35,000       (104,800)     (105,100)              --
      (Decrease) increase in accounts payable,
        payroll payable and accrued expenses                 (39,745)      (47,973)       143,571       233,144           598,238
      (Decrease) increase in deferred royalty revenue            --            --             --       (100,000)              --
                                                           ------------  ----------   ------------  ------------   ----------------
        NET CASH PROVIDED IN (USED)
          OPERATING ACTIVITIES                              (240,856)     (590,000)      (596,807)     (925,507)       (4,982,593)
                                                           ------------  ----------   ------------  ------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of subsidiary and related assets    472,257       472,257            --            --            472,257
  Investment in subsidiary                                  (150,000)     (150,000)           --            --           (150,000)
  Purchase of property and equipment                             --           (157)        (6,701)      (12,457)         (314,474)
                                                           ------------  ----------   ------------  ------------   ----------------
        NET CASH PROVIDED IN (USED)
          INVESTING ACTIVITIES                               322,257       322,100         (6,701)      (12,457)            7,783
                                                          ------------  ----------   ------------  ------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contribution to paid-in capital                            345,823       345,823        140,000      162,500          1,589,667
  Issuance of stock options and contingent shares                --            --             --           --           1,647,500
  Issuance of stock for debt                                     183           183            --           --                 183
  Proceeds from capital lease                                    --            --             --           --             159,650
  Proceeds from advances payable                                 --            --         500,000      827,000                --
  Proceeds from notes payable                                 54,003       416,231         (3,880)      (7,699)         2,101,273
  Repayments on advances                                    (338,000)     (338,000)           --           --            (338,000)
  Repayments on notes payable                               (137,718)     (143,095)           --           --            (143,095)
  Repayments under capital lease                              (3,743)       (6,946)        (6,155)     (15,221)           (83,206)
                                                          ------------  ----------   ------------  ------------   ----------------
        NET CASH PROVIDED IN (USED)
          FINANCING ACTIVITIES                               (79,452)      274,186        629,965      966,580          4,933,972
                                                           ------------  ----------   ------------  ------------   ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      1,949         6,286         26,457       28,616            (40,838)

BEGINNING CASH AND CASH EQUIVALENTS                            5,869         1,532          9,666        7,507                --
                                                          ------------  ----------   ------------  ------------   ----------------
CASH AND CASH EQUIVALENTS AT JUNE 30                      $    7,818    $    7,818   $     36,123  $    36,123    $       (40,838)
                                                          ============  ==========   ============  ============   ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest                $    3,839    $   27,806   $     29,545  $    49,851    $       384,114
                                                          ============  ==========   ============  ============   ================
  Cash paid during the period for income taxes            $      --     $    1,600   $      1,649  $     1,649    $         2,400
                                                          ============  ==========   ============  ============   ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Amortization of prepaid loan fees paid by stock issued  $      --     $   35,000   $     35,000  $    35,000    $       140,000
                                                          ============  ==========   ============  ============   ================
  Issuance of stock for operating services                $  346,006    $  346,006            --           --     $       346,006
                                                          ============  ==========   ============  ============   ================
  (Decrease) Increase in fair value of
    marketable securities                                 $ (150,000)   $ (150,000)  $    490,000  $   490,000    $           --
                                                          ============  ==========   ============  ============   ================
  Purchase of stock and options in exchange
    for sale of subsidiary                                $  300,000    $  300,000            --           --     $       300,000
                                                          ------------  ----------   ------------  ------------   ----------------

See accompanying notes.

--------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1999
-------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 1999 AND 1998 AND THE PERIOD MAY 20, 1996 (DATE OF
                          INCEPTION) TO JUNE 30, 1999

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The IXATA Group, Inc. and its wholly owned subsidiary, SecurFone Services, Inc. (collectively referred to as the "Company"). Inter-company transactions and balances have been eliminated in the consolidated financial statements.

NATURE OF OPERATIONS

During the period reported, the Company was principally engaged in the sale of prepaid cellular phone services. The Company provided these services in some markets and, in other markets, licensed the Company's resources to unrelated parties.

     The Company offered three main products:

- Buy-The-Minute -TM- - a software modified handset for which the Company provides underlying national airtime, activation, and administrative services for end users.
- SFA Local Network Solution - the Company's flagship product that telephonically connects directly to the underlying wireless service provider to accomplish call routing and completion.
- Carrier Network Services - the wholesale prepaid wireless platform service that the Company sells directly to wireless carriers that do not wish to create their own platform

On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (Formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation. On August 1, 1997, Material Technology, Inc. was renamed to SecurFone America, Inc. In April of 1999 the name of SecurFone, Inc was changed to SecurFone Services, Inc. and a new subsidiary was formed named SecurFone, Inc. This new subsidiary was subsequently sold. On January 31, 2000, SecurFone America, Inc. changed its name to The IXATA Group, Inc.

DEVELOPMENT STAGE OPERATIONS

The Company was organized to develop and market prepaid wireless products and services in various U.S. markets. The Company invested significant capital and effort in development of its network, software, routing and carrier interface technology throughout 1997 and 1998. In 1998, the Company began its initial introduction of services to various U.S. markets. During development and market testing the industry experienced price reductions, new competition and other margin pressures. In late 1998 the Company revised its business plan to reflect the significant additional funding that would be required to achieve the business scale required to create significant shareholder value. Recognizing the explosive growth of the internet and e-commerce markets, and the long term prospects for integrating new wireless and internet-based services, the Company established a new objective to pursue opportunities in the internet and e-commerce market sectors. To meet this objective, the Company has, since late 1998, pursued the sale of portions of its wireless business, acquired a new Internet-based e-commerce subsidiary, IXATA.COM, and raised additional funding.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash accounts in three commercial banks. Accounts are guaranteed by the Federal Deposit Insurance Company (FDIC) up to $100,000.


-------------------------------------------------------------------------------

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

PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is calculated using the accelerated depreciation method for both financial reporting and income tax purposes. For the quarters ended June 30, 1999 and 1998 depreciation expense of $7,743 and $14,077 was charged to operations, respectively. For the six months ended June 30, 1999 and 1998 depreciation expense of $27,499 and $28,154 was charged to operations, respectively.

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

CHANGE IN ACCOUNTING PRINCIPLE

Effective December 1, 1998, the Company retroactively changed its method of recognizing start-up costs in its consolidated financial statements to conform with a recent pronouncement of the AICPA, SOP 98-5 Reporting on the Costs of Start-Up Activities. The Company previously amortized these costs over a five-year period beginning January 1, 1997, using the straight-line method. The new pronouncement requires start-up costs to be expensed as incurred. As a result, the cumulative effect of applying the new method retroactively as of January 1, 1997 was charged to 1998 earnings as required by SOP 98-5. Amortization in the amount of $15,546 was charged to expense for the quarter ended June 30, 1998. Amortization in the amount of $31,092 was charged to expense for the six months ended June 30, 1998.

USE OF ESTIMATES

In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

COMPENSATED ABSENCES

The Company does not have a vacation policy as of June 30, 1999. Unpaid vacation has not been accrued since it is considered immaterial.

RECLASSIFICATIONS

Certain accounts in the prior-year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year consolidated financial statements.


-------------------------------------------------------------------------------

Note 2. MARKETABLE SECURITIES

Cost and fair value of marketable securities available for sale at June 30, 1999 and 1998 consisted of equities as follows:

     ------------------------ ----------------------------- ---------------------------- -------------------
                                          Cost                Unrealized Gain (Loss)         Fair Value
     ------------------------ ----------------------------- ---------------------------- -------------------
     June 30, 1999                     $ 300,000                    $(150,000)               $ 150,000
     ------------------------ ----------------------------- ---------------------------- -------------------
     June 30, 1998                        $ 0                        $ 770,000               $ 770,000
     ------------------------ ----------------------------- ---------------------------- -------------------

At June 30, 1999 and 1998 the Company held securities that have unrealized losses and gains of $(150,000) and $770,000, respectively. Due to the net loss carry forwards there is no tax expense (benefit) on the realization of this loss or gain.


Note 3. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1999 and 1998 is comprised of the following:

                                                                 June                 June
                                                                 1999                 1998
                                                                 ----                 ----
          Office Furniture and Equipment                    $   31,105           $   35,043
          Computer Software                                      1,138               88,802
          Computer Hardware                                    160,819              190,691
                                                              --------              -------
                                                               193,062              314,536
          Accumulated Depreciation                           (109,305)             (99,269)
                                                              --------              -------
                                                            $   83,757           $  215,267
                                                              ========              =======

Note 4. NOTE RECEIVABLE

The note receivable at June 30, 1999 consists of advances made to IXATA, Inc. ("IXATA.COM") for operating expenses. IXATA.COM became a subsidiary in July 1999. See Note 14 - Subsequent Events.


Note 5. SHORT TERM NOTES PAYABLE

As of June 30, 1999 and 1998 notes payable, other obligations and short term debt consisted of the following:

                                                                                           1999               1998
                                                                                           ----               ----
     Note payable to Material Technology, Inc.                                        $       --         $  165,000
     Notes  payable   (formerly  treated  as  an  advances  payable)  to
         unrelated  parties  for  advances  of  $130,000  that  was  due
         January 30, 1999, with 10% interest. The note is unsecured.                  $  130,000         $       --
     Notes  payable  dated  September 1, 1998 for  advances  made to the
         Company by a Nevada  corporation and an individual  bearing 10%
         interest per annum,  principal and interest  payable August 31,
         1999                                                                            298,250                 --
     Note  payable  for a  settlement  to the  Company's  former  CEO to resolve  all  outstanding  Company  obligations  related to his
         employment due April 1, 1999.                                                    50,000                 --
     Note  payable  to  a  limited  partnership  bearing  15%  interest, principal  and  interest  due  November  1, 1999  secured  by a
                                                                                         100,000                 --
                                                                                        ---------            -------


------------------------------------------------------------------------------------------------------------------------

       certain stock pledge agreement                                                $  578,250           $  50,000
                                                                                          =======             ======

Note 5. LONG TERM DEBT

As of June 30, 1999 and 1998 notes payable, other obligations and long term debt consisted of the following:

                                                                                            1999               1998
                                                                                            ----               ----
     Advances payable to unrelated parties and potential investors who have committed the funds on a long term basis. Negotiations with various parties have not characterized the debt and
         equity nature of the funds or finalized interest rates,
         maturity dates, repayment terms or other features for the
         advances                                                                     $       ---          $  827,000
     Convertible debenture in the amount of $1,000,000 issued August
         21, 1998 for advances made to the Company. The debenture has
         12% interest rate payable quarterly. The principal is payable on the earlier of (1) the Company's receipt of at least $8 million proceeds from a public offering of Company securities or (2) August 21, 2001. Non-detachable warrants for 500,000 shares exercisable at $2.72 per share were issued in
         connection with the convertible debenture. The warrants expire
         August 21, 2003.                                                              1,000,000                 --
     Note payable with a vendor under an agreement dated October 1997 is a two year, unsecured note with an annual interest rate of
         6% and monthly payments of $1,407 including interest. The
         balance at June 30, 1999 requires payment within six months                       6,928             20,295

     CAPITAL LEASE

     In March 1997, the Company entered into a sale-leaseback
         arrangement under which computer equipment capitalized at
         $159,649 is being accounted for as a capital lease. Under the agreement, the Company sold certain equipment and leased it back for a period of 48 months, at which time the Company will
         repurchase the equipment from the lessor                                         99,814            115,597
                                                                                          ------            -------

     Total                                                                             1,106,742            962,892

     Less: Current Portion of notes and other maturities                                (72,419)           (61,463)
                                                                                         -------            -------

              Total long term liabilities                                          $  1,034,323        $    901,429
                                                                                       =========            =======

Minimum future lease payments under non-cancelable capital leases for the next five years are as follows:

                          June 30, 2000                               $65,491
                          June 30, 2001                                34,323
                                                                       ------

                         Total minimum future lease payments          $99,814
                                                                     ========

-------------------------------------------------------------------------------

         The note payable maturities on long term debt for the next five years are as follows:

                         1999                          $106,928
                         2000                                 0
                         2001                         1,000,000
                         ----                         ---------
                         Total                      $ 1,106,928
                         =====                      ===========

Note 6. COMMON STOCK

At December 31, 1996, 30,000 shares of SecurFone America, Inc.'s stock were authorized and 3,000 shares were issued and outstanding.

On March 5, 1997, an additional 4,700,000 shares were authorized by the Board of Directors.

On March 6, 1997, the shareholders of SecurFone America, Inc. approved a stock split of 1,333,333 to 1 shares, increasing the 3,000 shares issued and outstanding to 4,000,000 shares with a par value of $.01 per share. The amount of $39,970 was transferred from the paid-in capital account to common stock account to record the split.

Prior to the reorganization between SecurFone America, Inc. and Material Technology, Inc., Material Technology, Inc. had as of July 31, 1997 100,000,000 shares authorized and 5,000,000 shares outstanding with a reverse split of 1 for 10 resulting in 500,216 shares issued and outstanding. Also, Material Technology, Inc. issued an additional 4,500,000 shares on July 31, 1997 for a total of 5,000,216 shares issued and outstanding. On August 1, 1997, SecurFone America, Inc. completed a reorganization with Material Technology, Inc. whereby 4,000,000 shares issued and outstanding common stock of SecurFone America, Inc. were exchanged for 4,500,000 shares issued and outstanding common stock of Material Technology, Inc. As a result of the reorganization, there were 5,000,216 shares issued and outstanding and 100,000,000 shares authorized. The amount of $36,173 was transferred from the common stock account to the additional paid-in capital account to reflect the par value change from $.01 to $.001 per share.

On November 13, 1997, the Company registered with the Securities and Exchange Commission on Form S-8 (the "S-8 filing") 1,000,000 shares under the 1997 Stock Option Plan to grant incentive stock options and non-qualified stock options to officers and key employees. At the same time a similar registration for 250,000 shares under the 1997 Director Non-qualified Stock Option Plan was made. At various dates the Company granted stock options under the two stock option plans totaling 830,900 shares consisting of 300,000 shares at an option price of $1.00 per share, 130,900 shares at an option price of $2.50 per share and 400,000 shares at an option price of $0.10 per share. These options are exercisable during 1997 and 1998. These shares were recorded as $1,227,250 selling, general & administrative (SG&A) expense and additional paid-in capital - stock options at the grant date in accordance with Statement of Financial Accounting Standards NO. 123 (SFAS 123) "Accounting for Stock-Based Compensation."

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

On January 6, 1998, the Company granted stock options under the 1997 Stock Option Plan for 400,000 shares at an option price of $.10 per share. These options are exercisable immediately and are recorded as $1,620,000 SG&A expense and additional paid in capital - stock options at the grant date in accordance with Statement of Financial Accounting Standards NO. 123 (SFAS 123) "Accounting for Stock-Based Compensation." On February 18, 1999 the 350,000 unexercised options were returned.

On March 19, 1998, an additional 345,000 shares were issued as a result of the following transactions: 225,000 shares of stock issued pursuant to warrants exercised by the individuals providing credit accommodations in connection with letters of credit issued by the Company; 120,000 shares were the result of two stock subscriptions in private placements.


------------------------------------------------------------------------------

On May 12, 1998, 35,000 shares were issued in connection with credit accommodations provided to the Company by investors (see Note 1).

On August 6, 1998, 50,000 shares were issued on the exercise of stock options.

On November 17, 1998, the Company issued 41,665 shares of unregistered common stock in exchange for investment banking services and bridge funding and a cash payment of $2,500.

On April 23, 1999, the Company granted a director 20,000 fully vested stock options under the 1997 Stock Option Plan that are exercisable at $.125 per share and expire April 23, 2009.

On May 11, 1999, the Company converted $50,000 debt for legal services by issuance of 50,000 unregistered shares of common stock.

On May 12, 1999, the Company converted debt to an unrelated individual in the amount of $25,000 by issuance of 12,500 unregistered shares of common stock.

On May 19, 1999, the Company converted $118,532 of debt including a note payable of $115,000 due to Young Management Company by issuance of 59,266 unregistered shares of the Company's common stock.

On June 30, 1999, the Company settled a dispute with Associated Barter Services, Inc. ("ABS") for advertising services in the amount of $103,818 by issuance of 61,522 shares of the Company's common stock.

On June 30, 1999, the Company granted 50,000 stock options (fully vested June 30, 2000) under the 1997 Directors Stock Option Plan to a director exercisable at $1.28 per share with an expiration date of June 30, 2009.

As of June 30, 1999, a total of 100,000,000 shares of common stock were authorized and 6,275,169 shares were issued and outstanding.

Note 7. RELATED PARTIES

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

The accrued payroll is due to officers and directors of the Company. The expense recognized for the quarters ended June 30, 1999 and 1998 is $67,509 and $17,499, respectively. The expense recognized for the six months ended June 30, 1999 and 1998 is $140,211 and $46,664, respectively.

Note 8. LOSS ON SECURFONE NEW YORK

In August 1996 the Company entered into a licensing agreement with SecurFone New York, Inc (SFNY). As part of the agreement the Company forwarded monies to SFNY to cover various start up costs. Shortly thereafter, SFNY fell into default under the term of the licensing agreement and ceased operations. The monies paid by the Company to SFNY were written off as a one-time charge to income of $48,980.

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

For the year ended December 31, 1998, the Company had net operating loss carry forwards for federal income and state income tax purposes. These carry forwards may provide future tax benefits. The federal net operating loss will begin to expire in 2011, if not utilized to offset taxable income. Various state net operating loss carry forwards will


------------------------------------------------------------------------------
begin to expire earlier. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

An allowance has been provided for by the Company that reduced the tax benefits accrued by the Company for its net operating losses to zero. It cannot be determined when, or if, the tax benefits derived from these losses will materialize. Income taxes in the amounts of $0 and $819 were paid in the quarters ended June 30, 1999 and 1998, respectively. Income taxes in the amounts of $1,600 and $1,649 were paid in the six months ended June 30, 1999 and 1998, respectively.

Note 10. SALE OF SUBSIDIARY (net of tax effect) EXTINGUISHMENT

On January 30, 1999 the Company executed an agreement with Teledata World Services, Inc., a publicly traded company ("TWOS"), whereby certain prepaid cellular assets would be sold to TWOS for cash and TWOS common stock. On April 22, 1999, the Company executed a final agreement to sell a wholly-owned subsidiary, SecurFone, Inc. to TWOS for cash and stock. Under the agreement TWOS acquired all outstanding shares of SecurFone, Inc. for $498,000 in cash, 600,000 shares of unregistered TWOS common stock (subject to Rule 144) valued at $300,000 and the option to sell the stock back to TWOS at a price of $2.50 per share effective one year from the date of the transaction if the market price of the TWOS stock is less than $2.50 per share. As of June 30, 1999, no value has been recorded for the option. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the Buy-The-Minute-TM- product and selected distribution channels. Under the agreement, the Company could continue to offer prepaid cellular services and could establish resale and joint service arrangements to serve selected markets. As a result of the net operating loss carry forwards there are no income taxes.

Subsequent to the sale of certain prepaid cellular assets to TWOS and given the B2B e-commerce opportunity presented in conjunction with the IXATA acquisition, the Company ceased its prepaid cellular operations, effective June 30, 1999. The net loss from operations of the ceased cellular operations is a reflection of the historic financial performance of this business line, which the Company has elected not to pursue further. This net loss is represented as a Restructuring Charge under continuing operations for the current and previous periods. The Company retains the net operating loss carry forwards from this disposed business line.

Note 11. EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

The extraordinary gain is a result of the settlement agreement with the Company's former CEO to resolve all outstanding Company obligations related to his employment with the Company in exchange for a payment of $50,000 payable not later than April 1,1999. As a result of the net operating losses sustained by the Company, there is no tax effect.

Note 12. COMMITMENTS AND CONTINGENCIES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses totaling $9,327,509 since its inception, of which $5,157,131 represents expenses associated with stock-based compensation plans as noted at
Note 6.

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

Paul Silverman executed an employment agreement assuming the role of Chief Executive Officer as of November 1, 1998 and was elected to the Board of Directors on December 11, 1998. Mr. Silverman was also granted options to acquire 100,000 shares of the Company's stock at $0.10 per share upon execution of the employment agreement, and qualified incentive stock options to acquire up to 300,000 additional shares of the Company's stock based on achievement of Company goals established by the Board of Directors. Mr. Silverman was granted options to acquire 50,000 shares of the Company's stock at $0.28 per share under the Company's 1997 Directors Option Plan. Total deferred compensation as of June 30, 1999 is approximately $89,000.


------------------------------------------------------------------------------

Note 13. QUARTERLY INFORMATION

Following is computational information for earnings per share information calculated under Statement of Financial Accounting Standards No. 130, Earnings Per Share (EPS) which is effective for periods beginning after December 15, 1997.

                                    QUARTER ENDED JUNE 30, 1999                 QUARTER ENDED JUNE 30, 1998
                                    ---------------------------                 ---------------------------
                            Income (Loss)       Shares       Per Share   Income (Loss)      Shares       Per Share
                             (Numerator)     (Denominator)     Amount     (Numerator)    (DENOMINATOR)     AMOUNT
BASIC EPS
Income (loss) available
to common Stockholders           $ 495,213        6,152,764     $.08        $(663,100)        5,982,716    $(.11)

EFFECT OF DILUTIVE SECURITIES
Stock Options                                       375,642                                          0*
                                              -------------                               -------------

DILUTED EPS
Income available to
common stockholders and
assumed conversions               $543,869        6,528,406     $.08        $(663,100)        5,982,716    $(.11)


     * SFAS 128 requires the use of weighted averages for stock outstanding during the quarter. Although stock options issued under Company plans had exercise prices which were below the average market price of the common shares, they were not computed in calculating diluted earnings per share because SFAS 128 does not include stock dilutions that would reduce per share losses. If computed, outstanding stock options would have increased outstanding shares by 536,535.

As of June 30, 1999 1,350,900 stock options were issued, 700,900 were vested, 500,000 had been forfeited and 50,000 had been exercised.

Note 14. SUBSEQUENT EVENTS

Subsequent to the sale of certain prepaid cellular assets to TWOS the Company effectively discontinued its prepaid cellular operations. See Note 10 - Sale of Subsidiary (net of tax effect) Extinguishment.

On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA.COM, Inc., a privately held provider of Internet-based e-commerce services targeting the travel industry, in exchange for 4,500,000 shares of the Company. The acquisition was finalized on July 1, 1999. As of June 30, 1999 IXATA's financial statement showed the following results for the period February 1 through June 30, 1999: revenue $901, net loss $510,335.

The Company has agreed to pay Global One, Inc. (Global) 600,000 shares of common stock for brokering services as a part of the purchase of IXATA.COM. Global is an international business corporation in Nevis, British Virgin Islands. The Company intends to issue the shares to Global in the first quarter of 2000.

In October 1999 the Company agreed to issue 50,000 unregistered shares of the Company's common stock to eliminate total debts to Kohrman Jackson & Krantz P.L.L. ("KJK"), the Company's legal counsel, in the amount of $50,000. The Company issued the shares to KJK in the fourth quarter of 1999.

On August 18, 1999, an individual exercised options under the Directors Option Plan for 9,500 shares of common stock.

In November of 1999, the Company offered equity investments to private parties. As of January 1, 2000, the Company had sold 1,177,003 shares of its unregistered common stock for $0.85 a share in connection with the offering. Proceeds to the Company were $ 941,602 after the deduction of Scott & Stringfellow, Inc.'s placement agent fee of $0.05 per share. As of January 1, 2000, 1,053,473 shares were issued. The purchasers in the offering


-------------------------------------------------------------------------------
were granted the right in certain
instances to include their shares in future offerings of registered stock by the Company.

Effective January 31, 2000, the Company changed its name to The IXATA Group, Inc. from SecurFone America, Inc.

--------------------------------------------------------------------------------
                                      Page 15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following describes certain factors which produced changes in the results of operations of The IXATA Group, Inc. (the "Company") during the three and six months ended June 30, 1999 and as compared with the three and six months ended June 30, 1998 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

OVERVIEW

THE COMPANY

     The Company was organized to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999, the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing a company whose business thrust is in line with the new strategy. See "The Company's Business Case for New Electronic Commerce and Internet Business Directions."

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

     On January 30, 1999, the Company executed an agreement with Teledata World Services, Inc. ("Teledata") (OTC/BB:TWOS), to sell certain prepaid cellular assets to Teledata for cash and Teledata common stock. The transaction was closed on April 22, 1999. Under the terms of the agreement, the Company sold its wholly-owned subsidiary, SecurFone, Inc., to Teledata for $498,000 in cash, 600,000 shares of Teledata common stock, and the option to sell the stock back to Teledata at a price of $2.50 per share effective one year from the date of the transaction if the market price of the Teledata stock is less than $2.50 per share. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the Buy-The-Minute-TM- ("BTM") product and selected distribution channels. The asset sale improved the Company's balance


-----------------------------------------------------------------------------
sheet and was consistent with the Company's new business objective of pursuing opportunities in the Internet and electronic commerce markets.

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

     Effective January 31, 2000, the Company changed its name to The IXATA Group, Inc. from SecurFone America, Inc. The Company believed it was in the best interest of the Company to change its corporate name to "The IXATA Group, Inc." to capitalize upon the success of the Company's IXATA.COM subsidiary and to establish an image that is consistent with the Company's focus on Internet-related and e-commerce solutions. The Company believes that the name change will act as a critical facilitator in the expansion of its business objective to pursue new opportunities in Internet-based business offerings and e-commerce markets.

     The Company's principal executive offices are located at 8080 Dagget Street, Suite 220, San Diego, California 92111, and its telephone number is
(800) 473-6748.

THE COMPANY'S BUSINESS CASE FOR NEW ELECTRONIC COMMERCE AND INTERNET BUSINESS DIRECTIONS

     Since inception, the Company has primarily pursued opportunities in the prepaid wireless services market. The Company developed several unique products to address the prepaid wireless services market and had achieved some success in 1998. However, the emergence of new competition, industry price reductions and other margin pressures in the prepaid wireless services market suggested that significant additional investment would be required to achieve the business scale required to create substantial shareholder value.

     Recognizing the explosive growth of the Internet, and the long term prospects for integrating new wireless and Internet-based services, in late 1998 the Company established a new business objective to pursue new opportunities in the Internet and business-to-business ("B2B") electronic commerce markets. In 1998, the consumer segment of electronic commerce consumer retailing revenues totaled $7.8 billion, with business-to-business e-commerce service revenues estimated at $43 billion, according to a recent study by Forrester Research, a leading information industry consulting firm. By the year 2003, business-to-business e-commerce is expected to increase to $1.3 trillion,


-----------------------------------------------------------------------------
representing about 9% of all projected US trade in the year 2003. The recently-closed acquisition of IXATA.COM is the Company's initial step in entering the market for business-to-business, Internet-based electronic commerce services, which management believes is the optimum strategy to deliver substantial value to the Company's shareholders.

     Another key element in the Company's new growth strategy is to focus on next generation, "pro-active" B2B electronic commerce solutions which employ e-commerce solutions to address labor intensive processes, rather than to solely displace paper-based solutions. Management believes such pro-active e-commerce solutions, which go well beyond today's basic electronic cataloging, web portals and web-based ordering services, will change users' business processes, create significant operating efficiencies and dramatically reduce users' costs. More importantly, management believes such pro-active e-commerce services will play a key role in the future market for business-to-business e-commerce services described above. IXATA.COM's RFP Express Service represents a pro-active e-commerce service which, in management's view, is ideally positioned to meet the needs of the travel services market. IXATA.COM's expanding corporate user base of more than 20 major firms, demonstrate strong, growing market acceptance for the Company's e-commerce services. Since acquiring the new IXATA.COM subsidiary, the total base of major corporate users has increased to more than 70 firms as of January 2000, further attesting to the growing acceptance of the Company's RFP Express service.

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

ADDITIONAL ISSUANCE OF SECURITIES

     For rendering brokering services and as a part of the transaction to purchase IXATA.COM, the Company agreed to pay Global One, Inc. ("Global") 600,000 shares of common stock of the Company. Global is an international business corporation in Nevis, British Virgin Islands. The Company intends to issue the shares to Global in the first quarter of 2000.

     In 1999, agreement was secured from Kohrman Jackson & Krantz P.L.L. ("KJK"), the Company's legal counsel, to convert existing debt to unregistered shares of the Company's common stock. On October 19, 1999, KJK agreed to receive 50,000 unregistered shares of the Company's common stock to eliminate total debts of $50,000. The Company issued the shares to KJK in the fourth quarter of 1999.

     In November of 1999, the Company offered equity investments to private parties in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. As of January 21, 2000, the Company had sold 1,344,651 shares of its unregistered common stock for $0.85 a share in connection with the offering. Proceeds to the Company were $1,075,721 after the deduction of Scott & Stringfellow, Inc.'s ("S&S") placement agent fee of $0.05 per share. The purchasers in the offering were granted the right in certain instances to include their shares in future offerings of registered stock by the Company.

     For rendering investment banking services, the Company agreed to issue 643,553 warrants to S&S for the price of $0.01 per warrant. These warrants expire in October of 2004. The exercise price of the warrants is $1.687 per warrant. The warrants will be exercisable after the earlier of a) one year from November 2, 1999, b) immediately upon change of control of the Company, or c) upon closing of a firmly underwritten public offering of the Company's equity securities.


-----------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     The Company, in the second quarter of 1999, sold the Company's Buy-The-Minute-TM- ("BTM") product and the Company discontinued operation of the Company's SFA Local Network Solution ("SFN"). As a result of these transactions, certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. Therefore, detailed comparison of financial results are not meaningful.

SECOND QUARTER OF 1999 COMPARED TO SECOND QUARTER OF 1998

REVENUES

     The Company only began full-scale operations in the first quarter of 1998. The Company discontinued operation of the Company's SFN solution effective as of June 30, 1999 and sold the Company's BTM product line in April of 1999. Accordingly, the Company has recognized no revenue from continuing operations in either the second quarter of 1999 or the second quarter of 1998.

COST OF GOODS SOLD

     The Company had no continuing operations effectively as of June 30, 1999. Accordingly, the Company has recognized no Cost of Goods Sold from continuing operations in either the second quarter of 1999 or the second quarter of 1998.

 GROSS PROFIT/MARGIN

     The Company had no continuing operations effectively as of June 30, 1999. Accordingly, the Company has recognized no Gross Profit/Margin from continuing operations in either the second quarter of 1999 or the second quarter of 1998.

OPERATING EXPENSES

     Selling, general and administrative expenses from continuing operations increase to $69,724 in the second quarter of 1999 from $0 in the second quarter of 1998. This increase was due to the declaration of discontinued operation effective June 30, 1999 resulting in operating expenses from continuing operations in the second quarter of 1999 for expenses incurred from ongoing operations related to the general management of the Company as the Company's direction was being refocused. See "The Company's Business Case for New Electronic Commerce and Internet Business Directions."

     The Company previously engaged in the sale of prepaid cellular phone services. The Company provided these services in some markets and, in other markets, licensed the Company's resources to unrelated parties. In a limited number of instances, certain distribution rights were offered in various markets for a license fee. As of June 30, 1999, the Company effectively ceased these operations and restructured the basic company focus. Net loss for restructured operations decreased to $143,932 in the second quarter of 1999 from $661,451 in the second quarter of 1998. This was due to the Company's effort to control its financial exposure in a business that was under increasing revenue and profitability pressure and the Company limiting its operations as it transitioned to its new B2B e-commerce focus.

     Loss from continued operations in the second quarter of 1999 decreased to $213,206 from $661,451 in the second quarter of 1998 due to the reduction in the restructuring charge associated with the of the cellular operations.

-----------------------------------------------------------------------------

OTHER EXPENSES

     The Company recorded a gain on the sale of a product line of $708,419 in the second quarter of 1999. The Company did not sell any assets in the second quarter of 1998. The Company does not foresee selling any additional assets in the near future.

FIRST HALF OF 1999 COMPARED TO FIRST HALF OF 1998

REVENUES

     The Company only began full-scale operations in the first quarter of 1998, and discontinued these operations of the Company's SFN solution effective as of June 30, 1999 and sold of the Company's BTM product line in April of 1999. Accordingly, the Company has recognized no revenue from continuing operations in either the first half of 1999 or the first half of 1998.

COST OF GOODS SOLD

     The Company had no continuing operations effectively as of June 30, 1999. Accordingly, the Company has recognized no Cost of Goods Sold from continuing operations in either the first half of 1999 or the first half of 1998.

 GROSS PROFIT/MARGIN

     The Company had no continuing operations effectively as of June 30, 1999. Accordingly, the Company has recognized no Gross Profit/Margin from continuing operations in either the first half of 1999 or the first half of 1998.

OPERATING EXPENSES

     Selling, general and administrative expenses from continuing operations increase to $141,976 in first half of 1999 from $0 in the first half of 1998. This increase was due to the declaration of discontinued operation effective June 30, 1999 resulting in operating expenses from continuing operations in the first half of 1999 for expenses incurred from ongoing operations related to the general management of the Company as the Company's direction was being refocused. See "The Company's Business Case for New Electronic Commerce and Internet Business Directions."

     The Company previously engaged in the sale of prepaid cellular phone services. The Company provided these services in some markets and, in other markets, licensed the Company's resources to unrelated parties. In a limited number of instances, certain distribution rights were offered in various markets for a license fee. As of June 30, 1999, the Company effectively ceased these operations and restructured the basic company focus. Net loss for restructured operations decreased to $505,832 in the first half of 1999 from $2,814,331 in the first half of 1998. This was due to the Company's effort to control its financial exposure in a business that was under increasing revenue and profitability pressure and the Company limiting its operations as it transitioned to its new B2B e-commerce focus.

     Loss from continued operations in the first half of 1999 decreased to $647,808 from $2,814,331 in the first half of 1998 due to the reduction in the restructuring charge associated with the of the cellular operations.

OTHER EXPENSES

     The Company recorded a gain on the sale of a product line of $708,419 in the first half of 1999. The Company did not sell any assets in the first half of 1998. The Company does not foresee selling any additional assets in the near future.

-----------------------------------------------------------------------------

     The Company recorded an extraordinary gain on debt of $43,451 in the first half of 1999. This was related to a settlement to the Company's former CEO to resolve all outstanding Company obligations related to his employment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is continually reviewing various sources of additional financing to fund its growth. As of June 30, 1999, the Company had received advances in the amount of $1,578,250 from private investors.

     The Company was required by underlying wireless carriers to post irrevocable letters of credit to secure the purchase of airtime. Prompt payment history, as well as overall financial condition will also effect each carrier's decision to stabilize, increase or eliminate these financial guarantees. The Company has an agreement with two investors that may obtain letters of credit of up to $1.0 million that are secured by their personal assets (the "LC Agreement"). These investors have renewed the LC Agreement through April 1, 1999. As compensation for their initial agreement to provide letters of credit, the Company issued warrants to these investors to purchase a total of 225,000 shares of common stock (the "LC Warrants"). In connection with the renewal of the LC Agreement, the Company issued a total of 35,000 additional shares of common stock to these investors. An amount of $35,000 was recorded as interest expense in the first quarter of 1999 for the issuance of the shares. At June 30, 1999, these Letters of Credit were no longer in effect and are not required because of the Company's sale of the BTM assets to Teledata.

     At June 30, 1999, the Company had cash and cash equivalents of $7,818. In addition, the Company had accounts receivable totaling $4,501 from the sale of the Company's switch-based debit cellular product. Net cash used by operating activities was $541,344 in the first half of 1999 compared to $925,507 in the first half of 1998. Net cash provided by investing activities in the first half of 1999 was $322,257, consisting of $472,257 provided by the sale of a subsidiary and related assets, $150,000 used for investment in subsidiary, and $157 used to purchase equipment as compared with the use of $12,457 to purchase equipment in the first half of 1998. Net cash provided by financing activities in the first half of 1999 totaled $225,530 which consisted primarily of $416,221 in proceeds from notes payable to the Company from private investors as compared with $966,580 in the first half of 1998 which consisted primarily of proceeds from advances payable of $827,000.

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

     On October 12, 1999, the Company entered into a relationship with Scott & Stringfellow, Inc., an investment banker, to act as the exclusive financial advisor to the Company, in connection with the exploration of potential alternative strategic transactions, including without limitation one or more private equity offerings, mergers and acquisitions and a public equity offering. See "-Overview - Additional Issuances of Securities."

-----------------------------------------------------------------------------

YEAR 2000

     Year 2000 problems did not impact the Company's internal operations or cause it to incur material costs to modify its systems. However, unforeseen Year 2000 problems may still cause significant unanticipated expenses. Further, the Company's key vendors or suppliers may suffer from undiscovered Year 2000 problems, which could harm the Company's business and results of operations.

RELATED PARTY TRANSACTIONS

     On February 1, 1999, IXATA.COM and Tel.n.Form, Inc. ("Tel.n.Form") entered into a management and support agreement whereby Tel.n.Form agreed to provide selected consulting services to support IXATA.COM's business development through December 31, 1999. The agreement also provided that IXATA.COM would reimburse Tel.n.Form for use of certain shared expenses such as office space and computer facilities. After completion of the acquisition of IXATA.COM by the Company on July 1, 1999, the Company continued the Tel.n.Form agreement to minimize any potential disruption of IXATA.COM's operations and support the transition to the Company. For support services provided by Tel.n.Form, the Company incurs total costs of approximately $23,840 per month. The Company believes costs incurred under the agreement are reasonable and no more than it would incur under an agreement with an unaffiliated third party. The support services agreement expired on December 31, 1999 and to minimize any disruption of operations, the Company continued selected support services, such as office space and shared computer facilities, as needed, on a month-by-month basis consistent with the agreement. Since the Company has added additional IXATA.COM management personnel, expanded the IXATA.COM staff and has now fully incorporated IXATA.COM into the Company, it no longer requires the services provided by Tel.n.Form. The Company has notified Tel.n.Form that the agreement will be terminated in its entirety as of March 31, 2000.

     The majority owner of Tel.n.Form is the Gluckman Family Trust, which is a significant shareholder of the Company. Fred Gluckman, who currently serves as Executive Vice President - Technology and Automation of IXATA.COM, and as a Director of the Company, is the Chairman of the Board of Tel.n.Form. Mr. Gluckman also serves as a trustee of the Gluckman Family Trust. Vera Ellen Andreoli is the Trustee of the Andreoli Family Trust, which is a significant shareholder of the Company. Mrs. Andreoli also provides consulting services to Tel.n.Form, and Mrs. Andreoli's husband is a significant owner of Tel.n.Form and a Tel.n.Form employee and provided selected consulting services to IXATA.COM under the management services agreement.

FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

- THE COMPANY HAS A SHORT OPERATING HISTORY UPON WHICH TO BASE AN INVESTMENT DECISION. The Company established a new strategic objective of refocusing the Company's mission to pursue Internet-related and e-commerce opportunities in the travel and hospitality service markets in late 1998. As a result, its business plan is currently in the early stage and, accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, the Company must, among other things, attract a number of major corporate clients/customers and strategic alliance partners, implement and successfully execute its marketing and sales strategy, and successfully recruit and motivate qualified sales and technical personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of an early stage


-----------------------------------------------------------------------------
     business. It is impossible to predict the degree of success the Company will have in achieving its objectives.

- THE COMPANY REQUIRES SIGNIFICANT ADDITIONAL CAPITAL, WHICH IT MAY NOT BE ABLE TO OBTAIN. As the Company continues to implement its business plan, present sources of financing will not be adequate to support the Company's increased cash needs. Furthermore, the Company's entry into new Internet and electronic commerce business areas will create additional demands for investment capital. The Company may not be able to obtain future equity or debt financing on satisfactory terms or at all. If the Company fails to obtain necessary short-term financing, it will not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations. The Company's auditors issued an opinion with its most recent audit of the Company's financial statements raising doubt about the Company's ability to continue as a going concern if it does not obtain additional debt or equity financing.

- IF THE COMPANY IS UNABLE TO SUCCESSFULLY INTEGRATE IXATA.COM, ITS FINANCIAL RESULTS WILL SUFFER. The Company completed its acquisition of IXATA.COM on July 1, 1999. Its future profitability will depend heavily on its ability to integrate IXATA.COM. Failure to successfully integrate the companies may cause significant operating inefficiencies and adversely affect profitability. To successfully integrate the companies, the Company must, among other things, install and standardize adequate operational, financial and control systems.

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

-----------------------------------------------------------------------------

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


-----------------------------------------------------------------------------

     Other potential competitors, such as Ariba, Inc., have existing, well-established e-commerce platforms and have also indicated an interest in pursuing IXATA.COM's target market. While to date the market reaction to the Company's service has been positive vis-a-vis competitive services, there is no assurance this will continue in the future.

- THE COMPANY DEPENDS ON THE SERVICES OF SENIOR MANAGEMENT AND OTHER KEY PERSONNEL AND THE ABILITY TO HIRE, TRAIN AND RETAIN SKILLED EMPLOYEES. The success of the Company will be dependent on the skill and experience of certain key employees. The Company believes that the loss of Paul B. Silverman, CEO, or Andrew H. Kent, CFO, Robert Steiner, President and Vice-President - Marketing of IXATA.COM, or Fred Gluckman Vice-President -Technology of IXATA.COM, could disrupt or delay the Company's business or would otherwise have a material adverse effect on the Company's business. The Company's future success also depends on its ability to identify, attract, hire, retain and motivate other well qualified managerial, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that the Company will be able to meet their compensation requirements.

- RISKS ASSOCIATED WITH OPERATING IN INTERNATIONAL MARKETS COULD RESTRICT THE COMPANY'S ABILITY TO EXPAND GLOBALLY AND HARM ITS BUSINESS AND PROSPECTS. The Company markets and sells its services and products in the United States and internationally. The Company's failure to manage its international operations effectively could limit the future growth of its business. There are certain risks inherent in conducting the Company's business internationally, such as:

         (a) changes in international regulatory requirements could restrict the Company's ability to deliver services to its international customers;
         (b) differing technology standards across countries that may impede the Company's ability to integrate its product offerings across international borders;
         (c) difficulties collecting accounts receivable in foreign jurisdictions;
         (d) political and economic instability could lead to appropriation of the Company's physical assets, its ability to deliver its services to customers and harm its financial results;
         (e) protectionist laws and business practices favoring local competitors; and
         (f) potentially adverse tax consequences due to unfavorable changes in tax laws.

- GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD LIMIT THE COMPANY'S BUSINESS OR SLOW ITS GROWTH. Although Internet-based electronic commerce is not currently subject to government regulation, it is under increased scrutiny by regulatory agencies and may undergo rapid and drastic regulatory changes. There can be no assurances that one or more services currently offered by the Company will not be negatively impacted by newly-created or interpreted regulations.

- UNDISCOVERED YEAR 2000 COMPUTER COMPLICATIONS COULD DISRUPT THE COMPANY'S OPERATIONS AND HARM ITS BUSINESS. Although Year 2000 problems did not materially impact internal operations or cause the Company to incur material costs to modify systems, unforeseen Year 2000 problems may still cause significant unanticipated expenses. Further, key vendors or suppliers may suffer from undiscovered Year 2000 problems, which could harm the Company's business and results of operations.

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


-----------------------------------------------------------------------------

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

- THE COMPANY'S EXECUTIVE OFFICERS, DIRECTORS, AND PARTIES RELATED TO THEM, IN THE AGGREGATE, WILL CONTROL 53% OF THE COMPANY'S COMMON STOCK AND MAY HAVE THE ABILITY TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL. The Company's executive officers, directors and parties related to them own a large enough stake in the Company to determine matters presented to stockholders, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. In addition, certain executive officers, directors and other shareholders, representing 67% of the Company's outstanding common stock, have entered into a Voting Agreement in which the parties agree to vote their shares for certain directors. As a result, these stockholders may have the ability to control the election and removal of directors. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

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


-----------------------------------------------------------------------------

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters has not had a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On May 11, 1999, the Company issued 50,000 unregistered shares of common stock in satisfaction of $50,000 in legal fees payable to the Company's counsel. The Company believes the issuance to be exempt under Section 4(2) of the Securities Act.

     On May 12, 1999, the Company extinguished debt to an unrelated individual in the amount of $25,000 by the issuance of 12,500 unregistered shares common stock. The Company believes the issuance to be exempt under
Section 4(2) of the Securities Act.

     On May 19, 1999, the Company satisfied $118,532 of debt, including a note payable of $115,000, due to Young Management Company, by the issuance of 59,266 unregistered shares of the Company's common stock. The Company believes the issuance to be exempt under Section 4(2) of the Securities Act.

     On June 30, 1999, the Company settled a dispute with Associated Barter Services, Inc. ("ABS") for advertising services in the amount of $103,818 by the issuance of 61,522 unregistered shares of the Company's common stock. The Company believes the issuance to be exempt under Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     No defaults upon senior securities occurred during the second quarter of 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the second quarter of 1999.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits being filed with this Quarterly Report:

         3.3 Certificate of Amendment of Certificate of Incorporation of SecurFone America, Inc. dated January 31, 2000

        10.13 Management Services and Support Agreement dated February 1, 1999, between Tel.n.Form, Inc. and IXATA.COM

        10.14 Executive Employment Agreement dated as of August 24, 1999, between Andrew H. Kent and the Company


-----------------------------------------------------------------------------

        10.15 Letter Agreement dated as of November 9, 1999 extending the term of the Executive Employment Agreement between Paul B. Silverman and the Company

        10.16 Form of Registration Rights Agreement for November, 1999, private placement equity investment offering

        27        Financial Data Schedule

     (b) The Company is filing a report on Form 8-K relating to the acquisition of IXATA, Inc. simultaneously with the filing of this Form 10-QSB. The Company did not file any reports on Form 8-K during the second quarter of 1999.


-----------------------------------------------------------------------------
                                    Page 28

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     The IXATA Group, Inc.


Date: March 10, 2000                                 /s/ PAUL B. SILVERMAN
                                                     ---------------------
                                                     By Paul B. Silverman,
                                                     Chief Executive Officer