Form 10QSB
period 1999-09-30
IXATA GROUP INC
filed 2000-03-15
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999.

/ / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                        Commission file number: 33-83526

                              THE IXATA GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                     95-4453386
-------------------------------------        -----------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

               8080 DAGGET, SUITE 220 SAN DIEGO, CALIFORNIA 92111
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  858-677-5580
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------

     Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes /x/ No / / State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE PER SHARE: 11,938,142 (AS OF FEBRUARY 1, 2000)
--------------------------------------------------------------------------------
     Transition Small Business Disclosure Format (check one):

     Yes / /      No /x/

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


ITEM                                                                                                           Page
----                                                                                                           ----
PART I -- FINANCIAL INFORMATION                                                                                   2
     Item 1. Financial Statements.                                                                                2
     Item 2. Management's Discussion and Analysis or Plan of Operations.                                         16
      Overview                                                                                                   16
      Recent Events                                                                                              18
     Results of Operations:                                                                                      19
      Third Quarter of 1999 Compared to Third Quarter of 1998                                                    20
      First Nine Months of 1999 Compared to First Nine Months of 1998                                            21
      Liquidity and Capital Resources                                                                            22
     Related Party Transactions                                                                                  22
     Forward-Looking Statements                                                                                  23
PART II -- OTHER INFORMATION                                                                                     28
     Item 1. Legal Proceedings.                                                                                  28
     Item 2. Changes in Securities and Use of Proceeds.                                                          28
     Item 3. Defaults Upon Senior Securities.                                                                    28
     Item 4. Submission of Matters to a Vote of Security Holders.                                                28
     Item 5. Other Information.                                                                                  28
     Item 6. Exhibits and Reports on Form 8-K.                                                                   28



--------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

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

         Consolidated Statements of Stockholders' Equity..........................................................5

         Consolidated Statements of Cash Flows....................................................................6

         Notes to Financial Statements.........................................................................7-15



--------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           SEPTEMBER 30, 1999 AND 1998


                                                              ASSETS
                                                                                                 1999              1998
                                                                                             ------------      ------------
CURRENT ASSETS:
      Cash & cash equivalents                                                                $     22,538      $      2,925
      Accounts receivable, net                                                                    165,163            41,383
      Marketable securities                                                                        56,250           490,000
      Prepaid expenses                                                                                ---            70,000
                                                                                             ------------      ------------

          Total current assets                                                                    243,951           604,308

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                           142,275           200,772

OTHER ASSETS:
      Goodwill - net of accumulated depreciation                                                6,369,619               ---
      Intangible assets, net of
          accumulated amortization                                                                  8,833           214,655
      Deposits                                                                                      1,225             1,225
                                                                                             ------------      ------------

          Total other assets                                                                    6,379,676           215,880
                                                                                             ------------      ------------

          Total assets                                                                       $  6,765,903      $  1,020,959
                                                                                             ============      ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                                 1999              1998
                                                                                             ------------      ------------
CURRENT LIABILITIES:
      Bank overdraft                                                                         $        ---      $     19,033
      Deferred revenue                                                                            114,856               ---
      Current portion of long term liabilities                                                     94,976            59,236
      Accounts payable                                                                            433,506           368,215
      Accrued interest                                                                            235,783            44,685
      Accrued payroll                                                                             195,262            64,163
      Related parties payable                                                                     269,016               ---
      Accrued acquistion payable                                                                  744,000               ---
      Notes payable                                                                               190,000           315,000
                                                                                             ------------      ------------
          Total current liabilities                                                             2,277,400           870,331
                                                                                             ------------      ------------

LONG-TERM LIABILITIES:
      Advances payable                                                                                ---           140,000
      Notes payable-net of current portion                                                      1,798,250           911,000
      Obligation under capital leases-net of current portion                                       23,131            66,473
                                                                                             ------------      ------------

          Total long term liabilities                                                           1,821,381         1,117,473
                                                                                             ------------      ------------

          Total liabilities                                                                     4,098,780         1,987,805
                                                                                             ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock - The IXATA Group, Inc.                                                         10,784             5,930
          $.001 par value, authorized 100,000,000
          shares, outstanding 6,275,169 shares at
          September 30, 1999 and 5,965,216 shares
          at September 30, 1998
      Subscription receivable                                                                      (2,963)              ---
      Additional paid-in capital                                                               10,284,638         4,330,145
      Additional paid-in capital-stock options                                                  2,883,966         2,874,475
      Deficit accumulated during the development stage                                        (10,265,553)       (8,667,395)
      Accumulated other comprehensive income (loss)
          Unrealized holding (loss) on marketable securities                                     (243,750)          490,000
                                                                                             ------------      ------------

          Total stockholders' equity (deficit)                                                  2,667,123          (966,845)
                                                                                             ------------      ------------

      Total liabilities and stockholders' equity (deficit)                                   $  6,765,903      $  1,020,959
                                                                                             ============      ============


See accompanying notes.


--------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
               SEPTEMBER 30, 1999 AND 1998 AND THE PERIOD FROM MAY 20, 1996
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 1999



                                                         1999                         1998                May 20, 1996
                                               -------------------------   --------------------------   (Date of Inception)
                                               Three Months  Nine Months   Three Months   Nine Months    September 30, 1999
                                               ------------  -----------   ------------   -----------    ------------------
REVENUES                                       $     86,468  $    86,468   $        ---   $       ---    $     542,922

COST OF GOODS SOLD                                    6,938        6,938            ---           ---          549,678
                                               ------------  -----------   ------------   -----------    -------------

        Gross profit                                 79,531       79,531            ---           ---           (6,755)
                                               ------------  -----------   ------------   -----------    -------------

OPERATING EXPENSES
   Selling, general and administrative              599,280      741,256            ---           ---        5,427,807
   Amortization of goodwill                         335,243      335,243            ---           ---          335,243
   Restructuring charge                                 ---      499,382        679,737     3,509,229       10,002,127
   Stock-based compensation                             ---          ---            ---           ---        5,947,250
                                               ------------  -----------   ------------   -----------    -------------
       Total Operating Expenses                     934,523    1,575,882        679,737     3,509,229       21,712,428

       Income (loss) from continuing operation     (854,992)  (1,496,351)      (679,737)   (3,509,229)     (21,719,183)
                                               ------------  -----------   ------------   -----------    -------------

OTHER INCOME (EXPENSE):
   Gain on disposal of cellular assets                 ---       708,419            ---           ---          708,419
   Realized stock gains                                ---           ---            ---           ---           50,000
   Interest expense                                 (60,938)     (60,938)           ---           ---          (60,938)
   Interest expense - capital lease                    ---           ---            ---           ---          (22,629)
   Interest income                                     ---           ---            ---           ---           14,949
                                               ------------  -----------   ------------   -----------    -------------
       Total other income (expense)                 (60,938)     647,481            ---           ---          689,801
                                               ------------  -----------   ------------   -----------    -------------

       Income (Loss) Before Income Taxes and
            Extraordinary Item                     (915,931)    (848,870)      (679,737)   (3,509,229)     (21,029,382)
                                               ------------  -----------   ------------   -----------    -------------

PROVISION FOR INCOME TAXES                             ---         1,600          1,818         3,467            4,849
                                               ------------  -----------   ------------   -----------    -------------

     Loss before extraordinary items               (915,931)    (850,470)      (681,555)   (3,512,696)     (21,034,231)
                                               ------------  -----------   ------------   -----------    -------------

EXTRAORDINARY ITEMS

     Gain on debt extinguishment
        (less $0.0 income tax)                         ---        43,451            ---           ---           43,451
                                               ------------  -----------   ------------   -----------    -------------

        Net income (loss)                          (915,931)    (807,019)      (681,555)   (3,512,696)     (20,990,780)

OTHER COMPREHENSIVE INCOME (LOSS):
     Unrealized gain (loss) on securities           (93,750)    (243,750)      (280,000)      490,000         (243,750)
                                               ------------  -----------   ------------   -----------    -------------

        Comprehensive income (loss)            $ (1,009,681) $(1,050,769)  $   (961,555)  $(3,022,696)   $ (21,234,530)
                                               ============  ===========   ============   ===========    =============

Net (loss) per share - basic
     Income (loss) from continuing operations  $      (0.08) $     (0.14)  $      (0.11)  $     (0.58)
                                               ============  ===========   ============   ===========
     Gain (loss) on extraordinary Items        $       -     $      -      $       -      $      -
                                               ============  ===========   ============   ===========
     Net income (loss)                         $      (0.08) $     (0.07)  $      (0.11)  $     (0.58)
                                               ============  ===========   ============   ===========

Net (loss) per share - fully diluted
     Income (loss) from continuing operations  $      (0.08) $     (0.14)  $      (0.11)  $     (0.58)
                                               ============  ===========   ============   ===========
     Gain (loss) on extraordinary Items        $       -     $      -      $       -      $      -
                                               ============  ===========   ============   ===========
     Net income (loss)                         $      (0.08) $     (0.07)  $      (0.11)  $     (0.58)
                                               ============  ===========   ============   ===========


See accompanying notes.


--------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     MAY 20, 1996 THROUGH SEPTEMBER 30, 1999


                                                                                                                 Additional
                                                                                                                  Paid-In
                                                                                       Stock        Additional    Capital-
                                                                         Common     Subscription     Paid-In       Stock
                                                                          Stock      Receivable      Capital       Options
                                                                         -------    ------------    -----------  ----------
Initial issuance of common stock - May 20, 1996                        $       3   $     ---     $   975,797   $       ---

Stock split 1,333.33 to 1 - March 6, 1997                                 39,970         ---         (39,970)          ---

Sale of stock - 1997                                                       1,200         ---         118,800           ---

Acquisition - August 1, 1997                                             (36,173)        ---          36,173           ---

Stock options granted August-November, 1997                                  ---         ---             ---     1,227,250

Contingent shares issued - December 31, 1997 and March 18, 1998              740         ---       3,099,260           ---

Stock options exercised - March 19, 1998                                     225         ---             ---        22,275

Stock options granted - January 6, 1998                                      ---         ---             ---     1,620,000

Stock issued - May 12, 1998                                                   35         ---         139,965           ---

Stock options exercised - August 6, 1998                                      50         ---             ---         4,950

Stock issued - November 17, 1998                                              42         ---          33,290           ---

Stock issued - May 11-19, 1999                                               122         ---         242,066           ---

Stock issued - June 30, 1999                                                  61         ---         103,757           ---

Stock issued - July 1, 1999                                                4,500      (3,107)      5,575,500           ---

Stock options exercised - August 15, 1999                                      9         ---             ---         9,491

Stock subscription received  - August 25, 1999                               ---         144             ---           ---

Unrealized holding gains on securities - September 30, 1999                  ---         ---             ---           ---

Deficit accumulated during the development stage to September 30, 1999       ---         ---             ---           ---
                                                                         -------    --------    ------------    ----------

Balance September 30, 1999                                             $  10,784  $  (2,963)   $  10,284,638  $  2,883,966
                                                                         =======    ========    ============    ==========

See accompanying notes.


                                                                             Deficit
                                                                            Accumulated        Accumulated
                                                                            during the            Other
                                                                            Development       Comprehensive
                                                                              Stage            Income (Loss)              Total
                                                                           ------------         -----------            ----------
Initial issuance of common stock - May 20, 1996                          $       ---         $       ---             $   975,800

Stock split 1,333.33 to 1 - March 6, 1997                                        ---                 ---                     ---

Sale of stock - 1997                                                             ---                 ---                 120,000

Acquisition - August 1, 1997                                                     ---                 ---                     ---

Stock options granted August-November, 1997                                      ---                 ---               1,227,250

Contingent shares issued - December 31, 1997 and March 18, 1998                  ---                 ---               3,100,000

Stock options exercised - March 19, 1998                                         ---                 ---                  22,500

Stock options granted - January 6, 1998                                          ---                 ---               1,620,000

Stock issued - May 12, 1998                                                      ---                 ---                 140,000

Stock options exercised - August 6, 1998                                         ---                 ---                   5,000

Stock issued - November 17, 1998                                                 ---                 ---                  33,332

Stock issued - May 11-19, 1999                                                   ---                 ---                 242,188

Stock issued - June 30, 1999                                                     ---                 ---                 103,818

Stock issued - July1, 1999                                                       ---                 ---               5,576,893

Stock options exercised - August 15, 1999                                        ---                 ---                   9,500

Stock subscription received  - August 25, 1999                                   ---                 ---                     144

Unrealized holding gains on securities - September 30, 1999                      ---            (243,750)                (243,750)

Deficit accumulated during the development stage to September 30, 1999     (10,265,553)              ---              (10,265,553)
                                                                           ------------         ----------           ------------

Balance September 30, 1999                                              $  (10,265,553)      $  (243,750)            $  2,667,123
                                                                           ============        ==========            ============


See accompanying notes.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE THREE AND NINE MONTHS ENDED
           SEPTEMBER 30, 1999 AND 1998 AND THE PERIOD FROM MAY 20, 1996
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 1999

                                                                                                                     May 20, 1996
                                                                                                                        (Date of
                                                                             1999                     1998             Inception)
                                                                 --------------------------    ---------------------   to September
                                                                  Three Months  Nine Months  Three Months Nine Months    30, 1999
                                                                 --------------  -----------  ---------- -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $(915,931)  $  (807,019)  $  (681,555)  $(3,512,696)  $(10,269,093)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
            Depreciation and amortization                          347,850       375,349        29,623        88,869        564,354
            Sale of subsidiary                                         ---      (708,419)          ---           ---       (708,419)
            Stock options granted and contingent shares issued         ---           ---           ---     1,620,000      4,327,250
            Decrease (increase) in accounts receivable            (157,066)     (154,430)       22,055        (6,268)      (161,568)
            Decrease (increase) in notes receivable                    ---           ---           ---        89,353          5,833
            Decrease (increase) in royalities receivable               ---           ---           ---       100,000            ---
            Decrease (increase) in inventory                           ---           ---           ---        22,153            ---
            Decrease (increase) in prepaid expenses                  3,425        38,425        35,100       (70,000)         3,425
            Decrease (increase) in intangible and other assets         ---           ---           ---           ---        (56,680)
            (Decrease) increase in deferred revenue                104,329       104,329           ---           ---        104,329
            (Decrease) increase in accounts payable,                                                                            ---
               payroll payable and accrued expenses                254,773       199,144        73,922       306,784        880,355
            (Decrease) increase in deferred royalty revenue            ---           ---           ---      (100,000)           ---
                                                                 ----------    ----------    ----------    ----------   ------------

               NET CASH USED IN
                  OPERATING ACTIVITIES                            (362,620)     (952,621)     (520,855)   (1,461,805)    (5,310,214)
                                                                 ----------    ----------    ----------    ----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds impact from purchase of subsidiary               (31,930)      (31,930)          ---           ---        (31,930)
     Net proceeds from sale of SecurFone, Inc. and related
       asset                                                           ---       472,257           ---           ---        472,257
     Investment in subsidiary                                          ---      (150,000)          ---           ---       (150,000)
     Purchase of property and equipment                            (47,351)      (47,509)          ---       (12,014)      (361,983)
                                                                 ----------    ----------    ----------    ----------   ------------
               NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES                              (79,281)      242,818           ---       (12,014)       (71,656)
                                                                 ----------    ----------    ----------    ----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contributions to paid-in capital                                9,491       355,314         5,000       167,500      1,638,323
     Issuance of stock options and contingent shares                   ---           ---           ---           ---      1,647,500
     Issuance of stock for debt                                          9           192           ---           ---            183
     Proceeds from stock subscription receivable                       144           144           ---           ---        159,794
     Proceeds from advances payable                                    ---           ---           ---       140,000            ---
     Proceeds from notes payable                                   400,000       816,221       474,000     1,176,000      2,466,273
     Repayments on advances                                            ---      (338,000)          ---           ---       (338,000)
     Repayments on notes payable                                       ---      (143,095)       (3,942)      (11,641)      (143,095)
     Repayments of capital lease obligations                           ---        (6,946)       (6,266)      (21,487)       (83,206)
                                                                 ----------    ----------    ----------    ----------   ------------
               NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES                             409,644       683,830       468,792     1,450,372      5,347,772
                                                                 ----------    ----------    ----------    ----------   ------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                         (32,258)      (25,973)      (52,063)      (23,447)       (34,098)


BEGINNING CASH AND CASH EQUIVALENTS                                 54,796        48,511        36,123         7,507         48,511
                                                                 ----------    ----------    ----------    ----------   ------------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30                      $    22,538   $    22,538   $   (15,940)  $   (15,940)  $     14,413
                                                                 ==========    ==========    ==========    ==========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest                  $     3,839   $    27,806   $    21,718   $    71,569   $    384,114
                                                                 ==========    ==========    ==========    ==========   ============
     Cash paid during the period for income taxes              $       ---   $     1,600   $     1,018   $     3,517   $      2,400
                                                                 ==========    ==========    ==========    ==========   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
     Amortization of prepaid loan fees paid by stock issued    $       ---   $    35,000   $    35,000   $    70,000   $    140,000
                                                                 ==========    ==========    ==========    ==========   ============

     Issuance of stock for operating services                  $       ---   $   346,006           ---           ---   $    346,006
                                                                 ==========    ==========    ==========    ==========   ============

     (Decrease) Increase in fair value of marketable
        securities                                             $   (93,750)  $  (243,750)  $  (280,000)  $   490,000   $   (243,750)
                                                                 ==========    ==========    ==========    ==========   ============

     Conversion of advances payable to notes payable           $       ---   $       ---   $   702,000   $       ---   $        ---
                                                                 ==========    ==========    ==========    ==========   ============

     Purchase of stock and options in exchange
        for sale of subsidiary                                 $       ---   $   300,000           ---           ---   $    300,000
                                                                 ==========    ==========    ==========    ==========   ============


See accompanying notes.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
      SEPTEMBER 30, 1999 AND 1998 AND THE PERIOD FROM MAY 20, 1996 (DATE OF
                        INCEPTION) TO SEPTEMBER 30, 1999

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The IXATA Group, Inc. and its wholly owned subsidiaries, SecurFone Services, Inc. and IXATA, Inc. (collectively referred to as the "Company"). Inter-company transactions and balances have been eliminated in the consolidated financial statements.

NATURE OF OPERATIONS

The Company is principally engaged in providing global Internet based Business-to-Business ("B2B") electronic commerce services for the corporate travel and hospitality markets. The Company also contracts authorizing certain strategic partners to sublicense its software.

RFP ExpressSM, the Company's flagship service, is an Internet-based system that automates the request for proposal ("RFP") process for the hospitality sector. RFP Express-SM- integrates a user-friendly Internet interface, sophisticated data-warehousing system, powerful relational database system and e-mail, interactive telephone and fax technologies to deliver automated solutions for the RFP process. RFP Express-SM- is a commercial, proven end-to-end, B2B electronic commerce solution that automates users' RFP business processes and dramatically reduces costs, eliminates paper-based communications, improves operations and enhances management control of labor and capital. The Company currently offers B2B e-commerce solutions to all market participants including:

-   Global Corporate Users
-   Property Management and Hotel Chains, and
-   Mega-Agencies.

The Company was originally organized to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999, the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing a company whose business thrust is in line with the new strategy.

On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation. On August 1, 1997, Material Technology, Inc. was renamed SecurFone America, Inc. In April of 1999 the name of SecurFone, Inc. was changed to SecurFone Services, Inc. and a new subsidiary was formed named SecurFone, Inc. This new subsidiary was subsequently sold. On July 1, 1999, the Company acquired IXATA, Inc. On January 31, 2000, SecurFone America, Inc. changed its name to The IXATA Group, Inc.

DEVELOPMENT STAGE OPERATIONS

The Company is organized to develop, market, and provide a global Internet-based B2B electronic marketplace for the corporate travel and hospitality markets. The Company invested significant capital and effort in development of its databases, software and customer base throughout 1999.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

Prior to establishing the Company's objective to pursue opportunities in the internet and e-commerce market sectors, the Company was organized to develop and market prepaid wireless products and services in various U.S. markets. The Company invested significant capital and effort in development of its network, software, routing and carrier interface technology throughout 1997 and 1998. In 1998, the Company began its initial introduction of services to various U.S. markets. During development and market testing, the industry experienced price reductions, new competition and other margin pressures. In late 1998 the Company revised its business plan to reflect the significant additional funding that would be required to achieve the business scale needed to create significant shareholder value. Recognizing the explosive growth of the internet and e-commerce markets, and the long-term prospects for integrating new wireless and internet-based services, the Company established a new objective which is to pursue opportunities in the internet and e-commerce market sectors.

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

PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is calculated using the accelerated depreciation method for both financial reporting and income tax purposes. For the quarters ended September 30, 1999 and 1998, depreciation expense of $12,107 and $14,077, respectively, was charged to operations. For the nine months ended September 30, 1999 and 1998, depreciation expense of $35,096 and $42,231, respectively, was charged to operations.

REVENUE AND EXPENSE RECOGNITION

The Company recognizes revenue from transaction revenues and sales of subscription . Transaction revenues are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Subscription revenues are recognized over the period of the subscription. Expenses are recognized in the period in which they are incurred. An allowance has been provided for uncollectible accounts based on management's evaluation of the accounts and the customer's history.

CHANGE IN ACCOUNTING PRINCIPLE

Effective December 1, 1998, the Company retroactively changed its method of recognizing start-up costs in its consolidated financial statements to conform with the pronouncement of the AICPA, SOP 98-5 Reporting on the Costs of Start-Up Activities. The Company previously amortized these costs over a five-year period beginning January 1, 1997, using the straight-line method. The pronouncement requires start-up costs to be expensed as incurred. As a result, the cumulative effect of applying the new method retroactively as of January 1, 1997 was charged to 1998 earnings as required by the SOP. Amortization in the amount of $15,546 was charged to expense for the quarter ended September 30, 1998. Amortization in the amount of $46,638 was charged to expense for the nine months ended September 30, 1998.


--------------------------------------------------------------------------------
                                     Page 8

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

USE OF ESTIMATES

In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

COMPENSATED ABSENCES

The Company does not have a vacation policy as of September 30, 1999. Unpaid vacation has not been accrued since it is immaterial.

RECLASSIFICATIONS

Certain accounts in the prior year's consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's consolidated financial statements.

Note 2. MARKETABLE SECURITIES

Cost and fair value of marketable securities available for sale at September 30, 1999 and 1998 consisted of equities as follows:

     ------------------------ ------------------ ---------------------------- -------------------
                                     Cost          Unrealized Gain (Loss)         Fair Value
     ------------------------ ------------------ ---------------------------- -------------------
     September 30, 1999           $ 300,000              $(243,750)                $ 56,250
     ------------------------ ------------------ ---------------------------- -------------------
     September 30, 1998              $ 0                  $ 490,000               $ 490,000
     ------------------------ ------------------ ---------------------------- -------------------

At September 30, 1999 and 1998, the Company held securities that have unrealized losses and gains of $(243,750) and $490,000, respectively. As a result of the net loss carry forwards there is no tax expense (benefit) on the realization of this loss or gain.

Note 3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1999 and 1998 is comprised of the following:

                                                                   1999                 1998
                                                                   ----                 ----
          Office Furniture and Equipment                      $  40,295            $  35,043

          Computer Software                                       2,172               88,802

          Computer Hardware                                     221,463              190,373
                                                                -------              -------
                                                                263,930              314,118
          Accumulated Depreciation                             (121,655)            (113,346)
                                                               --------             --------
                                                              $ 142,275           $  200,772
                                                                ========             =======

Note 4. INTELLECTUAL PROPERTY AGREEMENT

On February 16, 1999 and prior to being purchased by the Company, the Company's wholly-owned subsidiary, IXATA.COM Inc., purchased intellectual property for $10,000 from a company with substantially the same stockholders of the subsidiary at that time. The intellectual property consisted of the key software program used in operations. This asset is being amortized over five years. Amortization expense of $500 was charged to expense for the quarter ended September 30, 1999. Amortization in the amount of $1,167 was charged to expense for the nine months ended September 30, 1999.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

Subsequent to acquiring this software, the Company received approximately $14,000 of revenue earned by the prior owner. This amount, net of approximately $4,900 of related expenses, was recorded as additional paid-in capital.

Note 5. SHORT TERM NOTES PAYABLE

As of September 30, 1999 and 1998 notes payable and other short-term obligations consisted of the following:

                                                                                    1999                1998
                                                                                    ----                ----
     Note  payable  to  a  limited  partnership  bearing  15%  interest, principal  and  interest  due  November  1, 1999;  secured by a
         Stock Pledge Agreement.                                                  300,000                 --
     Notes  payable   (formerly  treated  as  an  advances  payable)  to
         unrelated  parties for  advances of $35,000 and  $130,000  that were due February  18, 1999 and January 30, 1999,  respectively
         with 10% interest. The notes are unsecured.                              130,000            165,000
     Notes  payable  dated  September 1, 1998 for  advances  made to the
         Company by a Nevada  corporation and an individual  bearing 10%
         interest per annum; principal and interest due August 31, 1999.          130,000            130,000
     Note  payable for a  settlement  with the  Company's  former CEO to resolve  all  outstanding  Company  obligations  related to his
         employment due April 1, 1999.                                             50,000                 --
     Account  payable  converted to note on June 21,  1999;  interest at
         8%;  payable in $2,000  installments  of principal and interest
         beginning July 1, 1999.                                                   11,365                 --
     Notes  payable  (formerly  treated as an  advances  payable)  to an unrelated  party for advances of $100,000 that was due November
         21,  1998,  with  10%  interest.  The  note  was  secured  with security  interest  in 50,000  shares of the  Company's  common
         stock.                                                                        --            100,000

     Note payable to Material Technology, Inc.                                  $      --          $  50,000
                                                                                ---------          ---------

                                                                                $ 621,365          $ 445,000
                                                                                =========          =========

Note 6. LONG TERM DEBT

As of September 30, 1999 and 1998 notes payable and other long-term obligations consisted of the following:

                                                                                            1999               1998
                                                                                            ----               ----
     Convertible debenture in the amount of $1,000,000 issued August
         21, 1998 for advances made to the Company. The debenture has
         12% interest rate payable quarterly. The principal is payable on the earlier of (1) the Company's receipt of at least $8 million proceeds from a public offering of Company securities or (2) August 21, 2001. Non-detachable warrants for 500,000 shares exercisable at $2.72 per share were issued in
         connection with the convertible debenture. The warrants expire
         August 21, 2003.                                                              1,000,000            911,000
     Advances payable to unrelated parties and potential investors who have committed the funds on a long term basis. Negotiations with various parties have not characterized the debt and
         equity nature of the funds or finalized interest rates,                      $  368,250          $ 140,000


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

         maturity dates, repayment terms or other features for the
         advances
     Note payable to a related party; interest at 5%; principal and
         interest are due February 16, 2004 (See Note 4)                                  10,000                ---
     Note payable to a vendor under an agreement dated October, 1997 a two-year, unsecured note with an annual interest rate of 6%
         and monthly payments of $1,407 including interest.  The
         balance at September 30, 1999 is payable within twelve months                     6,928             16,356

     CAPITAL LEASE

     In March 1997, the Company entered into a sale-leaseback
         arrangement under which computer equipment capitalized at
         $159,649 is being accounted for as a capital lease. Under the agreement, the Company sold certain equipment and leased it back for a period of 48 months, at which time the Company will
         repurchase the equipment from the lessor                                         99,814            109,353
                                                                                          ------            -------

     Total                                                                             1,106,742          1,176,709

     Less current portion of notes and other long-term obligations                       (83,611)           (59,236)
                                                                                          -------           -------

              Total long-term liabilities                                           $  1,034,323        $ 1,117,473
                                                                                       =========          =========

Minimum future lease payments under non-cancelable capital leases \are as follows:

               Year Ending September 30,
                         2000                                       $76,683
                         2001                                        23,131
                                                                     ------

                         Total minimum future lease payments        $99,814
                                                                     ======

         The note payable maturities on long-term debt for the next five years are as follows:

              Years ending September 30,:
                         2000                                        $ 6,928
                         2001                                      1,000,000
                         2002                                              0
                         2003                                              0
                         2004                                         10,000
                                                                      ------
                         Total                                   $ 1,016,928
                                                                 ===========

Note 7. COMMON STOCK

At December 31, 1996, 30,000 shares of SecurFone America, Inc.'s stock were authorized and 3,000 shares were issued and outstanding.

On March 5, 1997, an additional 4,700,000 shares were authorized by the Board of Directors.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

On March 6, 1997, the shareholders of SecurFone America, Inc. approved a stock split of 1,333,333 to 1 shares, increasing the 3,000 shares issued and outstanding to 4,000,000 shares with a par value of $.01 per share. The amount of $39,970 was transferred from the paid-in capital account to common stock account to record the split.

Prior to the reorganization between SecurFone America, Inc. and Material Technology, Inc.; as of July 31, 1997 Material Technology, Inc. had 100,000,000 shares authorized and 5,000,000 shares outstanding with a reverse split of 1 for 10 resulting in 500,216 shares issued and outstanding. Also, Material Technology, Inc. issued an additional 4,500,000 shares on July 31, 1997 for a total of 5,000,216 shares issued and outstanding. On August 1, 1997, SecurFone America, Inc. completed a reorganization with Material Technology, Inc. whereby 4,000,000 shares issued and outstanding common stock of SecurFone, Inc. were exchanged for 4,500,000 shares issued and outstanding common stock of Material Technology, Inc. As a result of the reorganization, there were 5,000,216 shares issued and outstanding and 100,000,000 authorized shares of the Company's common stock. The amount of $36,173 was transferred from the common stock account to the additional paid-in capital account to reflect the par value change from $.01 to $.001 per share.

On November 13, 1997, the Company registered with the Securities and Exchange Commission on Form S-8 (the "S-8 filing") 1,000,000 shares under the 1997 Stock Option Plan to grant incentive stock options and non-qualified stock options to officers and key employees. At the same time, a similar registration for 250,000 shares under the 1997 Director Non-qualified Stock Option Plan was made. At various dates, the Company has granted stock options under the two stock option plans totaling 830,900 shares consisting of 300,000 shares at an option price of $1.00 per share, 130,900 shares at an option price of $2.50 per share and 400,000 shares at an option price of $0.10 per share. These options are exercisable during 1997 and 1998. These shares were recorded as $1,227,250 of selling, general & administrative (SG&A) expense and additional paid-in capital
- stock options at the grant date in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation."

On December 3, 1997, the Company issued 620,000 conditional shares of common stock with a par value of $.001 per share registered with the S-8 filing. These shares were issued pursuant to various employment, retainer, consulting and fee agreements. As of December 31, 1997, all conditions of these shares had been met and $3,100,000 was recorded as SG&A expense, and additions to the common stock and additional paid in capital accounts at the issue date.

On January 6, 1998, the Company granted stock options under the 1997 Stock Option Plan for 400,000 shares at an option price of $.10 per share. These options are exercisable immediately and are recorded as $1,620,000 of SG&A expense and additional paid in capital - stock options at the grant date in accordance with SFAS 123. On February 18, 1999 the 350,000 unexercised options were returned.

On March 19, 1998, an additional 345,000 shares were issued as a result of the following transactions: 225,000 shares of stock issued pursuant to warrants exercised by the individuals providing credit accommodations in connection with letters of credit issued by the Company and 120,000 shares were issued as the result of two stock subscriptions in private placements.

On May 12, 1998, 35,000 shares were issued in connection with credit accommodations provided to the Company by investors (see Note 1).

On August 6, 1998, 50,000 shares were issued on the exercise of stock options.

On November 17, 1998, the Company issued 41,665 unregistered shares common stock in exchange for investment banking services and bridge funding and a cash payment of $2,500.

On April 23, 1999 the Company granted a director 20,000 fully-vested stock options under the 1997 Stock Option Plan that are exercisable at $.125 per share and expire on April 23, 2009.

On May 11, 1999, the Company satisfied a $50,000 debt for legal services by issuing of 50,000 unregistered shares of common stock.

On May 12, 1999, the Company converted debt to an unrelated individual in the amount of $25,000 by issuing of 12,500 unregistered shares of common stock.

On May 19, 1999, the Company converted $118,532 of debt including a note payable of $115,000 due to Young Management Company by issuing of 59,266 unregistered shares of common stock.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

On June 30, 1999, the Company settled a dispute with Associated Barter Services, Inc. ("ABS") for advertising services in the amount of $103,818 by issuing of 61,522 shares of common stock.

On June 30, 1999, the Company granted 50,000 stock options (fully vested June 30, 2000) under the 1997 Directors Stock Option Plan to a director exercisable at $1.28 per share with an expiration date of June 30, 2009.

On July 1, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA.COM, Inc., a privately held provider of Internet-based e-commerce services in exchange for 4,500,000 shares of common stock.

On August 18, 1999, an individual exercised options under the Directors Option Plan for 9,500 shares of common stock.

As of September 30, 1999, a total of 100,000,000 shares of common stock were authorized and 10,784,669 shares were issued and outstanding.

Note 8. RELATED PARTIES

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

The accrued payroll is due to officers and directors of the Company. The expense recognized for the quarters ended September 30, 1999 and 1998 is $57,815 and $17,499, respectively. The expense recognized for the nine months ended September 30, 1999 and 1998 is $198,026 and $64,163, respectively.

Prior to being purchased by the Company, the Company's wholly owned subsidiary, IXATA.COM, Inc., purchased intellectual property and received the proceeds of accounts receivable generated by the prior owner of the intellectual property, an entity having substantially the same owners as IXATA.COM at that time. See
Note 4.

The Company has entered into a management and services agreement with a company that is owned and controlled by shareholders with significant ownership of the Company. Related expenses for the three and nine months ended September 30, 1999 were $70,020 and $186,720 respectively. Related payables included $170,440 at September 30, 1999.

The Company has consulting contracts with members of its Board of Directors. Related expense for the three and nine months ended September 30, 1999 were $57,000 and $152,000, respectively. Related party payables included $85,000 at September 30, 1999.

Note 9. LOSS ON SECURFONE NEW YORK

In August 1996, the Company entered into a licensing agreement with SecurFone New York, Inc (SFNY). In accordance with terms of the agreement, the Company forwarded monies to SFNY to cover various start up costs. Shortly thereafter, SFNY fell into default under the term of the licensing agreement and ceased operations. The monies paid by the Company to SFNY were written off as a one-time charge to income of $48,980.

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

For the year ended December 31, 1998, the Company had net operating loss carry-forwards for federal and state income tax purposes. These carry-forwards may provide future tax benefits. The federal net operating loss carry-forwards will begin to expire in 2011, if not utilized to offset taxable income. Various state net operating loss carry


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

forwards will begin to expire earlier. Future changes in ownership, as defined by Section 382 of the Internal Revenue Code, could limit the amount of net operating loss carry forwards used in any one year.

A valuation allowance has been recorded by the Company that reduced the deferred tax benefits for the net operating losses to zero. It cannot be determined when, or if, the tax benefits derived from these losses will materialize. Income taxes in the amounts of $0 and $1,118 were paid in the quarters ended September 30, 1999 and 1998, respectively. Income taxes in the amounts of $1,600 and $3,711 were paid in the nine months ended September 30, 1999 and 1998, respectively.

Note 11. SALE OF SUBSIDIARY (NET OF TAX EFFECT)

On January 30, 1999, the Company executed an agreement with Teledata World Services, Inc., a publicly traded company ("TWOS"), whereby certain prepaid cellular assets would be sold to TWOS for cash and TWOS common stock. On April 22, 1999, the Company executed a final agreement to sell a wholly-owned subsidiary, SecurFone, Inc., to TWOS for cash and stock. Under the agreement, TWOS acquired all outstanding shares of SecurFone, Inc. for $498,000 in cash, 600,000 shares of unregistered TWOS common stock (subject to Rule 144) valued at $300,000 and the option to sell the stock back to TWOS at a price of $2.50 per share effective one year from the date of the transaction if the market price of the TWOS stock is less than $2.50 per share. As of September 30, 1999, no value has been recorded for the option. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the Buy-The-Minute-TM- product and selected distribution channels. Under the agreement, the Company could continue to offer prepaid cellular services and could establish resale and joint service arrangements to serve selected markets. As a result of the net operating loss carry-forwards, there are no income taxes arising from this sale.

Given the B2B e-commerce opportunity presented in conjunction with the IXATA acquisition, subsequent to the sale of certain prepaid cellular assets to TWOS, the Company disposed of its prepaid cellular operations in its entirety, effective June 30, 1999. The loss from operations of the disposed cellular operations is a reflection of the historic financial performance of this business line, which the Company has elected not to pursue further. The Company retains the net operating loss carry-forwards from this disposed business line.

Note 12. EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT

The extraordinary gain is a result of the settlement agreement with the Company's former CEO to resolve all outstanding Company obligations related to his employment with the Company in exchange for a payment of $50,000 payable not later than April 1,1999. As a result of the net operating losses carry-forwards, there is no tax effect arising from this gain.

Note 13. COMMITMENTS AND CONTINGENCIES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained losses totaling $9,918,031 since its inception, of which $5,157,131 represents expenses associated with stock-based compensation plans as discussed in Note 6.

The continuing losses resulting from operations are an indication that the Company may not be able to continue to operate without an additional cash infusion. The Company has been and is currently seeking private and public equity and bridge loans in order to finance operations. The Company has retained business advisory firms to assist the Company in meeting its financing needs. See Note 14. Subsequent Events.

Paul Silverman executed an employment agreement assuming the role of Chief Executive Officer as of November 1, 1998 and was elected to the Board of Directors on December 11, 1998. Mr. Silverman was also granted options to acquire 100,000 shares of the Company's stock at $0.10 per share upon execution of the employment agreement, and qualified incentive stock options to acquire up to 300,000 additional shares of the Company's stock based on achievement of Company goals established by the Board of Directors. Mr. Silverman was granted options to acquire 50,000 shares of the Company's stock at $0.28 per share under the Company's 1997 Directors Option Plan. Total deferred compensation liability as of September 30, 1999 is approximately $111,479.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

Note 14. QUARTERLY INFORMATION

Following is computational information for earnings per share information calculated under Statement of Financial Accounting Standards No. 130, Earnings Per Share (EPS), which is effective for periods beginning after December 15, 1997.

                                   Quarter Ended September 30, 1999             Quarter Ended September 30, 1998
                                   --------------------------------             --------------------------------
                              Income (Loss)       Shares       Per Share   Income (Loss)      Shares       Per Share
                               (Numerator)     (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                               ----------      -------------     ------     -----------    -------------     ------
BASIC EPS
Income (loss) available
to common Stockholders         $ (916,108)      10,784,669       $(.08)      $(681,555)      5,998,549       $(.11)

EFFECT OF DILUTIVE SECURITIES
Stock Options                                            0                                           0*
                                             --------------                               -------------

DILUTED EPS
Income available to
common stockholders and
assumed conversions            $ (916,108)      10,784,669       $(.08)      $(681,555)      5,998,549       $(.11)

     *SFAS 128 requires the use of weighted averages for stock outstanding during the quarter. Although stock options issued under Company plans had exercise prices which were below the average market price of the common shares, they were not computed in calculating diluted earnings per share because SFAS 128 does not include stock dilutions that would reduce per share losses. If computed, outstanding stock options would have increased outstanding shares by 199,254.

As of September 30, 1999, 1,370,900 stock options were issued, 391,400 were vested, 500,000 had been forfeited and 59,500 had been exercised.

Note 15. SUBSEQUENT EVENTS

The Company has agreed to pay Global One, Inc. (Global) 600,000 shares of common stock for brokering services as a part of the purchase of IXATA.COM. Global is an international business corporation in Nevis, British Virgin Islands. The Company intends to issue the shares to Global in the first quarter of 2000.

In the fourth quarter of 1999, the Company issued 50,000 unregistered shares of common stock to eliminate debts to Kohrman Jackson & Krantz P.L.L. ("KJK"), the Company's legal counsel, in the amount of $50,000.

In November 1999, the Company offered shares of its common stock to investors in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. As of January 21, 2000, the Company has sold 1,344,651 shares of common stock for total proceeds to the Company of $1,075,721 after deduction of the placement agent fee of $0.05 per share.

In connection with this financing, the Company entered into an agreement under which the placement agent can purchase 643,553 warrants at a price of $0.01 per warrant. These warrants will be exercisable for 643,553 shares of common stock at an exercise price of $1.687 per share. The warrants will be excercisable upon the earlier of a) one year from November 2, 1999, b) a change of control transaction, or c) the closing of a firmly underwritten public offering of the Company's equity securities.

Effective January 31, 2000, the Company changed its name to The IXATA Group, Inc. from SecurFone America, Inc.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following describes certain factors which produced changes in the results of operations of The IXATA Group, Inc. (the "Company") during the three and nine months ended September 30, 1999 and as compared with the three and nine months ended September 30, 1998 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

     On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA, Inc. ("IXATA.COM"), a privately held provider of Internet-based information and electronic commerce services servicing the travel and hospitality market. The acquisition was finalized on July 1, 1999 and is consistent with the Company's new business objectives of pursuing Internet-based, business-to-business e-commerce opportunities. The Company is now operating IXATA.COM as a wholly-owned subsidiary and plans to significantly expand IXATA.COM's operations to offer new enhanced information services in the travel market, targeting existing and new corporate clients, hotel and property management groups, major travel agencies and worldwide strategic partners.

     Upon closing the IXATA.COM acquisition, the Company established itself as a provider of Internet-based, B2B electronic commerce services in rapidly growing market for travel information services, serving an expanding base of more than seventy major Fortune 500 firms and other organizations. IXATA.COM's principal service, RFP Express-SM-, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system, interactive telephone and fax technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"), typically involving hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP Express-SM- provides dramatic cost savings to users, typically 70% or more compared to costs for manual processes. Pricing for RFP Express includes an annual subscription fee and transaction fees for each RFP handled. The Internet-based, electronic commerce and operational platforms developed to support the RFP Express-SM- offering can be used to address similar needs in other vertical markets.

     Since closing the IXATA.COM transaction on July 1, 1999, the Company has provided new funding and achieved more than 300 percent growth of its corporate customer base. The growth of corporate users and hotel


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

property clients attests to the Company's increasing market visibility and acceptance within the global travel community. The Company's Internet-based, e-commerce services are now being used by more than 70 major corporate users, 1700 hotel properties and four major travel agencies. While there are no assurances such growth can be sustained or the Company will have sufficient funding to meet future needs, management believes the Company's growth and performance to date is consistent with the Company's objective of attaining a leadership position in the market for Internet-based, business-to-business e-commerce services.

     Subsequent to the sale of selected prepaid cellular assets in the second quarter of 1999 to Teledata World Services, Inc. ("Teledata") (OTC/BB:TWOS), the Company had planned to continue to offer prepaid wireless services, focusing on higher margin opportunities, primarily through resale. Given the opportunities available through IXATA.COM and the associated resources required, the Company has discontinued its prepaid cellular operations. The discontinuing of operations was consistent with the Company's planned strategy of refocusing its business objectives to pursue new e-commerce and Internet-based business opportunities to create significant shareholder value.

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

     Recognizing the explosive growth of the Internet, and the long term prospects for integrating new wireless and Internet-based services, in late 1998 the Company established a new business objective to pursue new opportunities in the Internet and business-to-business ("B2B") electronic commerce markets. In 1998, the consumer segment of electronic commerce consumer retailing revenues totaled $7.8 billion, with business-to-business e-commerce service revenues estimated at $43 billion, according to a recent study by Forrester Research, a leading information industry consulting firm. By the year 2003, B2B e-commerce is expected to increase to $1.3 trillion, representing about 9% of all projected US trade in the year 2003. The recently-closed acquisition of IXATA.COM is the Company's initial step in entering the market for B2B, Internet-based electronic commerce services, which management believes is the optimum strategy to deliver substantial value to the Company's shareholders.

     Another key element in the Company's new growth strategy is to focus on next generation, "pro-active" B2B electronic commerce solutions which employ e-commerce solutions to address labor intensive processes, rather than to solely displace paper-based solutions. Management believes such pro-active e-commerce solutions, which go well beyond today's basic electronic cataloging, web portals and web-based ordering services, will change users' business processes, create significant operating efficiencies and dramatically reduce users' costs. More importantly, management believes such pro-active e-commerce services will play a key role in the future market for B2B e-commerce services described above. IXATA.COM's RFP Express-SM- Service represents a pro-active e-commerce service which, in management's view, is ideally positioned to meet the needs of the travel services market. IXATA.COM's expanding corporate user base demonstrates strong, growing market acceptance for the Company's e-commerce services. Since acquiring the new IXATA.COM subsidiary, the total base of major corporate users has


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

increased to more than 70 firms as of January 2000, further attesting to the growing acceptance of the Company's RFP Express service.

     The Company is expanding its management team and plans to secure new financing to support both expansion of the IXATA.COM revenue base, as well as development of new enhancements and related Internet-based services targeting the travel and hospitality sectors. See "Recent Events - Management Additions."

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

PRODUCTS AND CUSTOMERS

     RFP Express-SM- , is the Company's current flagship service and is the first of a family of new Intenet-based e-commerce services developed to meet the needs of the Company's customers and strategic partners. RFP Express -SM-is an Internet-based system that automates the RFP process for the travel and hospitality sector. RFP Express-SM- integrates a user-friendly Internet interface, sophisticated data-warehousing system, powerful relational database system and e-mail, interactive telephone and fax technologies to deliver automated solutions for the RFP process. RFP Express-SM- is a commercial, proven end-to-end, B2B electronic commerce solution that automates users' RFP business processes and dramatically reduces costs, eliminates paper-based communications, improves operations and enhances management control of labor and capital.

     The Company currently offers B2B e-commerce solutions to all market participants including:

     - Global Corporate Users
     - Property Management and Hotel Chains, and
     - Mega-Agencies.

     As of February 2000, the Company is providing Internet-base e-commerce services to more than 70 major corporations, 1700 hotel properties and four major travel agencies.

RECENT EVENTS

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

     In November of 1999, the Company offered equity investments to private parties in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. As of February 23, 2000, the Company had sold 1,791,713 shares of its unregistered common stock for $0.85 a share in connection with the offering. Proceeds to the Company were $1,433,369 after the deduction of Scott & Stringfellow, Inc.'s ("S&S") placement agent fee of $0.05 per share. The purchasers in the offering were granted the right in certain instances to include their shares in future offerings of registered stock by the Company.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

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

MANAGEMENT ADDITIONS

     In October of 1999, the Company appointed Robert Steiner President of the Company's IXATA.COM subsidiary. Mr. Steiner, one of the co-founders of the IXATA.COM subsidiary, is also acting Executive Vice President, Marketing of IXATA.COM. Mr. Steiner is a co-founder of IXATA.COM and was appointed a Director of the Company, Inc. on July 1, 1999.

     Mr. John P. Yzaguirre joined the Company in October of 1999 as Operations Director of IXATA.COM. Prior to joining IXATA.COM, Mr. Yzaguirre has held management positions with several leading hotel and property groups. Mr. Yzaguirre is former General Manager of the Chase Hospitality L.L.C. group, where he managed systems implementation, staffing, services, sales and operations for a new hotel launch, and supported existing properties. Mr. Yzaguirre has experience in the meeting planning industry, having worked for American General Hospitality Corporation and Chateau Magdelena Catering Company where he held positions of increasing management responsibility in the areas of developing and managing operations, processes and financial controls for large scale meetings, catering and related support services.

     Ms. Sheila A. Leaming joined the Company in November of 1999 as Controller of IXATA.COM. Prior to joining the Company, Ms. Leaming has held various financial management and accounting, including a background in public company accounting and in the hospitality industry. Ms. Leaming's previous positions include Senior Underwriter/Financial Analyst for JT Capital and a Senior for Ernst & Young. In her role as Controller, Ms. Leaming is be responsible for general and overall day-to-day accounting administration, payroll, accounts payable, overseeing billing, and other financial management functions, including budget preparation and financial analysis.

RESULTS OF OPERATIONS:

The Company, in the second quarter of 1999, sold the Company's Buy-The-Minute-TM- ("BTM") product and the Company discontinued operation of the Company's SFA Local Network Solution ("SFN"). As a result of these transactions, certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. Revenue, cost of goods sold and operating and other expenses relating to the prepaid cellular product line have been reclassified as a restructuring charge, resulting in these items being reported as $0 for periods prior to the sale and discontinuance of the prepaid cellular products.

     The loss from continuing operations in the first three quarters of 1999 decreased to $1,575,882 from $3,509,229 in the first three quarters of 1998 due to the reduction in the restructuring charge associated with the cellular operation.

     The Company purchased its IXATA.COM subsidiary as of July 1, 1999, and has consolidated financial results for the IXATA.COM subsidiary commencing in the third quarter of 1999. Therefore, detailed comparison of financial results of the current financial with those of a year earlier are not meaningful.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

THIRD QUARTER OF 1999 COMPARED TO THIRD QUARTER OF 1998

REVENUES

     The Company only obtained the operations of its Internet-based information and electronic commerce services servicing the travel and hospitality market in the third quarter of 1999. B2B e-commerce revenues for the third quarter of 1999 increased to $86,468 from $0 in the third quarter of 1998. The increase was from the launch of its RFP Express-SM- product for the travel and hospitality sectors. The Company expects that revenues from RFP Express-SM- will continue to grow at an accelerated rate on a long-term basis.

COST OF GOODS SOLD

     Total cost of goods sold for the third quarter of 1999 increased to $6,938 from $0 in the third quarter of 1998 primarily due to the Company introducing its its RFP Express-SM- product.

 GROSS PROFIT/MARGIN

     Gross profit for the third quarter of 1999 increased to $79,531 from $0 in the third quarter of 1998. The gross profit margin for the third quarter of 1999 of 92% is expected to decrease in the future as the company's strategic partners initiate selling the product and collect their commissions due for such sales. The Company does not expect the variable portion of cost of goods sold to increase for 1999 due to the fact that telecommunications costs are decreasing in the marketplace.

OPERATING EXPENSES

     Selling, general and administrative expenses increased to $599,280 in the third quarter of 1999 from $0 in the third quarter of 1998. The increase in selling, general and administrative expenses was due to the hiring and development of an experienced management and operations team. Wages and associated taxes increased in the third quarter of 1999 to $318,300 from $0 in the third quarter of 1998. An increase in expenses related to consultant required while the Company was building its internal capabilities rose to $106,155 in the third quarter of 1999 from $0 in the third quarter of 1998. The Company expects to reduce its expenditures for external consultants in the future. Legal and professional fees increased to $74,396 in the third quarter of 1999 from $0 in the third quarter of 1998.

     Operating expenses increased to $934,523 in the third quarter of 1999 from $0 in the third quarter of 1998. In addition to the increase in selling, general and administrative expenses discussed above, the increase in operating expenses was due to amortization of goodwill in association with the IXATA.COM purchase. According to generally accepted accounting principles, the amortization expense of $335,243 was recorded in the third quarter of 1999.

     The net loss before extraordinary items in the third quarter of 1999 increased to $916,108 from $0 in the third quarter of 1998. This increase was due to the declaration of discontinued operation effective June 30, 1999 resulting in negligible ongoing operating expenses from continuing operations in the third quarter of 1998 due to the Company's direction was being refocused. See "The Company's Business Case for New Electronic Commerce and Internet Business Directions."

OTHER EXPENSES

     Interest expense increased to $61,834 in the third quarter of 1999 from $0 in the third quarter of 1998 due to the Company's obligations to lenders whom have extended the Company funds for operations since inception.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

FIRST NINE MONTHS OF 1999 COMPARED TO FIRST NINE MONTHS OF 1998

REVENUES

     The Company only obtained the operations of its Internet-based information and electronic commerce services servicing the travel and hospitality market in the third quarter of 1999. B2B e-commerce revenues for the first three quarters of 1999 increased to $86,468 from $0 in the first three quarters of 1998. The increase was from the launch of its RFP Express-SM- product for the travel and hospitality sectors in July 1999. The Company expects that revenues from RFP Express-SM- will continue to grow at an accelerated rate on a long-term basis.

COST OF GOODS SOLD

     Total cost of goods sold for the first three quarters of 1999 increased to $6,938 from $0 in the first three quarters of 1998 primarily due to the Company introducing its RFP Express-SM- product.

 GROSS PROFIT/MARGIN

     Gross profit for the first three quarters of 1999 increased to $79,531 from $0 in the first three quarters of 1998. The gross profit margin for the third quarter of 1999 of 92% is expected to decrease in the future as the Company's strategic partners initiate selling the product and collect their commissions due for such sales. The Company does not expect the variable portion of cost of goods sold to increase for 1999 due to the fact that telecommunications costs are decreasing in the marketplace.

OPERATING EXPENSES

     Selling, general and administrative expenses increased to $741,256 in the first three quarters of 1999 from $0 in the first three quarters of 1998. The increase in selling, general and administrative expenses was due to the hiring and development of an experienced management and operations team. Wages and associated taxes increased in the first three quarters of 1999 to $460,276 from $0 in the first three quarters of 1998. An increase in expenses related to consultant required while the Company was building its internal capabilities rose to $106,155 in the first three quarters of 1999 from $0 in the first three quarters of 1998. The Company expects to reduce its expenditures for external consultants in the future. Legal and professional fees increased to $74,396 in the first three quarters of 1999 from $0 in the first three quarters of 1998.

     The Company previously engaged in the sale of prepaid cellular phone services. The Company provided these services in some markets and, in other markets, licensed the Company's resources to unrelated parties. In a limited number of instances, certain distribution rights were offered in various markets for a license fee. As of June 30, 1999, the Company effectively ceased these operations and restructured the basic company focus. Net loss for discontinued operations decreased to $499,382 in the first three quarters of 1999 from $3,509,229 in the first three quarters of 1998. This was due to the Company's effort to control its financial exposure in a business that was under increasing revenue and profitability pressure and the Company limiting its operations as it transitioned to its new B2B e-commerce focus.

     Operating expenses increased to $1,575,882 in the first three quarters of 1999 from $3,509,229 in the first three quarters of 1998. In addition to the increase in selling, general and administrative expenses discussed above, the increase in operating expenses was due to amortization of goodwill in association with the IXATA.COM purchase. According to generally accepted accounting principles, the amortization expense of $335,243 was recorded in the first three quarters of 1999.

     The loss from continuing operations in the first three quarters of 1999 decreased to $1,575,882 from $3,509,229 in the first three quarters of 1998 due to the reduction in the restructuring charge associated with the cellular operation.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is continually reviewing various sources of additional financing to fund its growth. As of September 30, 1999, the Company had received advances in the amount of $1,798,250 from private investors.

     At September 30, 1999, the Company had cash and cash equivalents of $22,538. In addition, the Company had accounts receivable totaling $165,163 from the sale of the Company's B2B e-commerce services. Net cash used by operating activities was $952,621 in the first three quarters of 1999 compared to $1,674,588 in the first three quarters of 1998. Net cash provided by investing activities in the first three quarters of 1999 was $242,818, consisting of $472,257 provided by the sale of a subsidiary and related assets, $150,000 used for investment in subsidiary, and $47,509 used to purchase equipment as compared with the use of $12,014 to purchase equipment in the first three quarters of 1998. Net cash provided by financing activities in the first three quarters of 1999 totaled $683,830 which consisted primarily of $816,221 in proceeds from notes payable to the Company from private investors as compared with $1,450,372 in the first three quarters of 1998 which consisted primarily of proceeds from advances payable of $1,176,000.

     On October 12, 1999, the Company entered into a relationship with Scott & Stringfellow, Inc., an investment banker, to act as the exclusive financial advisor to the Company, in connection with the exploration of potential alternative strategic transactions, including without limitation one or more private equity offerings, mergers and acquisitions and a public equity offering. See "-Overview - Recent Events - Issuances of Securities."

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


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

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

     In October 1999, the Company appointed Robert Steiner President of the Company's IXATA.COM subsidiary. Mr. Steiner, one of the co-founders of IXATA.COM, provides services to IXATA.COM under a consulting contract entered into prior to the Company purchasing the subsidiary. The Company is currently negotiating an employment contract with Mr. Steiner. The consulting contract is a renewable, one-year contract in an amount of $9,000 per month to be paid to Mr. Steiner. The Company expects to finalize the employment agreement in March of 2000.

     Fred Gluckman currently serves as Executive Vice President - Technology and Automation of IXATA.COM. Mr. Gluckman, one of the co-founders of IXATA.COM, provides services to IXATA.COM under a consulting contract entered into prior to the Company purchasing the subsidiary. The Company is currently negotiating an employment contract with Mr. Gluckman. The consulting contract is a renewable, one-year contract in an amount of $10,000 per month to be paid to Mr. Gluckman. The Company expects to finalize the employment agreement in March of 2000.

     Mr. Wasserman, the Company's Secretary, is also a partner in Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company.

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


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

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

- THE COMPANY'S EXECUTIVE OFFICERS, DIRECTORS, AND PARTIES RELATED TO THEM, IN THE AGGREGATE, CONTROL 53% OF THE COMPANY'S COMMON STOCK AND MAY HAVE THE ABILITY TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL. The Company's executive officers, directors and parties related to them own a large enough stake in the Company to determine matters presented to stockholders, the approval of significant corporate transactions, such as any


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

     merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. In addition, certain executive officers, directors and other shareholders, representing 65% of the Company's outstanding common stock, have entered into a Voting Agreement in which the parties agree to vote their shares for certain directors. As a result, these stockholders may have the ability to control the election and removal of directors. Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

- THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ OVER-THE-COUNTER BULLETIN BOARD SERVICE. Because of recent changes in the Nasdaq listing rules, the Company's common stock could be delisted from trading on the Nasdaq Over-the-Counter Bulletin Board Service, unless the Company makes required filings with the Securities and Exchange Commission by April 5, 2000. If the Company's stock were to be delisted, there would be no public market for the Common Stock and stockholders would have difficulty liquidating their investment. On March 10, 2000, Nasdaq appended an "E" to the Company's trading symbol, indicating it is not in compliance with its filing requirements. Although the Company believes that the filing of this Quarterly Report with the Securities and Exchange Commission brings the Company into compliance, allowing it to retain its stock listing on the Nasdaq Bulletin Board, there can be no assurance that it will be able to do so.

These and other risks described in this Quarterly Report must be considered by any investor or potential investor in the Company.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 1, 1999, the Company issued 4,500,000 unregistered shares of common stock in exchange for all of the stock outstanding of IXATA.COM. The Company believes the issuance to be exempt under Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     No defaults upon senior securities occurred during the third quarter of 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the third quarter of 1999.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits being filed with this Quarterly Report:

        27        Financial Data Schedule

     (b) The Company filed a Report on Form 8-K dated July 1, 1999 on July 19, 2000, relating to the Company's acquisition of IXATA, Inc.


--------------------------------------------------------------------------------

                             THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999
--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The IXATA Group, Inc.

Date: March 14, 2000           /s/ Paul B. Silverman
                               ---------------------
                               By Paul B. Silverman, Chief Executive Officer


--------------------------------------------------------------------------------
                                    Page 29