Form 10KSB
period 1999-12-31
IXATA GROUP INC
filed 2000-05-16
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________to_________

                        Commission file number: 33-83526


                              THE IXATA GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            DELAWARE                                  95-4453386
------------------------------------    ----------------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)


  8080 DAGGET ST., SUITE 220 SAN DIEGO, CALIFORNIA                 92111
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                  (Zip Code)


Issuer's telephone number, including area code: 619-677-5580

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days. Yes X   No
                                                                     ---     ---

     State issuer's revenues for the most recent fiscal year:       $ 271,589

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

COMMON STOCK, $0.001 PAR VALUE: $ 7,439,307           (AS OF APRIL 14, 2000)


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.001 PAR VALUE PER SHARE: 13,709,326      (AS OF APRIL 14, 2000)


     Transitional Small Business Disclosure Format: Yes       No   X
                                                        ----     ----

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


ITEM                                                                                                           PAGE
----                                                                                                           ----
PART I............................................................................................................1
     Item 1. Business.............................................................................................1
     Overview.....................................................................................................1
     INDUSTRY OVERVIEW............................................................................................3
     THE TARGET MARKET............................................................................................4
     THE IXATA.COM SOLUTION.......................................................................................4
     CURRENT IXATA CUSTOMERS......................................................................................5
     PRODUCTS LINES...............................................................................................6
     NEW BUSINESS INITIATIVES FOR 2000............................................................................7
     DISTRIBUTION.................................................................................................9
     COMPETITION..................................................................................................9
     EMPLOYEES...................................................................................................10
     GOVERNMENT REGULATION.......................................................................................10
     SERVICE MARKS AND TRADEMARKS................................................................................10
     ITEM 2.   PROPERTIES........................................................................................11
     ITEM 3.   LEGAL PROCEEDINGS.................................................................................11
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................11
PART II..........................................................................................................12
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................12
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............12
     OVERVIEW....................................................................................................13
     New Funding ................................................................................................14
     RESULTS OF OPERATIONS:......................................................................................14
     FISCAL 1999 COMPARED TO FISCAL 1998.........................................................................15
     LIQUIDITY AND CAPITAL RESOURCES.............................................................................15
     Seasonality.................................................................................................16
     TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS..............................................................16
     Year 2000...................................................................................................17
     FORWARD-LOOKING STATEMENTS..................................................................................17
     ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................21
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............21
PART III.........................................................................................................22
     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................22
   MEETINGS OF THE BOARD OF DIRECTORS............................................................................23
   DIRECTORS' COMPENSATION.......................................................................................23
   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.......................................................23

     ITEM 10.  EXECUTIVE COMPENSATION............................................................................24
     OPTION GRANTS IN 1999.......................................................................................25
     OPTION EXERCISES IN 1999 AND VALUES AT 1999 YEAR-END........................................................25
     LONG-TERM INCENTIVE AND PENSION PLANS.......................................................................26
     Employment Agreements ......................................................................................26
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................27
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................29


PART IV..........................................................................................................30
     ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................30
     (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:.................................................30
     (b) REPORTS ON FORM 8-K:....................................................................................30
     (c) EXHIBITS:...............................................................................................30

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

Certain matters discussed in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements."

OVERVIEW

THE COMPANY

The IXATA Group, Inc. (formerly known as SecurFone America, Inc.) (the "Company") was originally incorporated in Delaware on November 7, 1985, and was previously engaged in the business of developing and marketing prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999, the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing a company whose business thrust is in line with the new strategy. See "The Company's Business Case for New Electronic Commerce and Internet Business Directions."

On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA, Inc. ("IXATA.COM"), a privately held provider of Internet-based information and electronic commerce services servicing the travel and hospitality market. The acquisition was finalized on July 1, 1999. The Company plans to significantly expand IXATA.COM's operations to offer new enhanced information services in the travel market, targeting existing and new corporate clients, hotel and property management groups, major travel agencies and worldwide strategic partners.

Upon closing the IXATA.COM acquisition, the Company established itself as a provider of Internet-based, business-to-business ("B2B") electronic commerce services in rapidly growing market for travel information services, serving an expanding base of more than seventy major Fortune 500 firms and other organizations. IXATA.COM's principal service, RFP Express-SM-, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system, interactive telephone and fax technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"), typically involving hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP Express-SM- provides dramatic cost savings to users, typically 70% or more compared to costs for manual processes. Pricing for RFP Express includes an annual subscription fee and transaction fees for each RFP handled. The Internet-based, electronic commerce and operational platforms developed to support the RFP Express-SM- offering can be used to address similar needs in other vertical markets.

Since closing the IXATA.COM acquisition in July, 1999, the Company has obtained new funding and achieved more than 300 percent growth of its corporate customer base. The growth of corporate users and hotel property clients attests to the Company's increasing market visibility and acceptance within the global travel community. The Company's Internet-based, e-commerce services are now being used by more than 70 major corporate users, 1700 hotel properties and four major travel agencies. While there are no assurances such growth can be sustained or the Company will have sufficient funding to meet future needs, management believes the Company's growth and

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

performance to date is consistent with the Company's objective of attaining a leadership position in the market for Internet-based, B2B e-commerce services.

Subsequent to the sale of selected prepaid cellular assets in the second quarter of 1999 to Teledata World Services, Inc. ("Teledata") (OTC/BB:TWOS), the Company had planned to continue to offer prepaid wireless services, focusing on higher margin opportunities, primarily through resale. Given the opportunities available through IXATA.COM and the associated resources required, the Company has discontinued its prepaid cellular operations. The discontinuance of operations was consistent with the Company's planned strategy of refocusing its business objectives to pursue new e-commerce and Internet-based business opportunities to create significant shareholder value.

Effective January 31, 2000, the Company changed its name to The IXATA Group, Inc. from SecurFone America, Inc. In addition, the Company's Common Stock, traded on the Nasdaq Over-the-Counter Market, changed to be quoted under the symbol "IXTA" from "SFAI." The Company believed it was in the best interest of the Company to change its corporate name to "The IXATA Group, Inc." to capitalize upon the success of the Company's IXATA.COM subsidiary and to establish an image that is consistent with the Company's focus on Internet-related and e-commerce solutions. The Company believes that the name change will act as a critical facilitator in the expansion of its business objective to pursue new opportunities in Internet-based business offerings and e-commerce markets.

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

Recognizing the explosive growth of the Internet, and the long term prospects for integrating new wireless and Internet-based services, in late 1998 the Company established a new business objective to pursue new opportunities in the Internet and B2B electronic commerce markets. In 1998, the consumer segment of electronic commerce consumer retailing revenues totaled $7.8 billion, with business-to-business e-commerce service revenues estimated at $43 billion, according to a recent study by Forrester Research, a leading information industry consulting firm. By the year 2003, B2B e-commerce is expected to increase to $1.3 trillion, representing about 9% of all projected US trade in the year 2003. The recently-closed acquisition of IXATA.COM is the Company's initial step in entering the market for B2B, Internet-based electronic commerce services, which management believes is the optimum strategy to deliver substantial value to the Company's shareholders.

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

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

The Company is expanding its management team and plans to secure new financing to support both expansion of the IXATA.COM revenue base, as well as development of new enhancements and related Internet-based services targeting the travel and hospitality sectors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events - Management Additions."

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

  PRODUCTS AND CUSTOMERS

RFP Express-SM- , is the Company's current flagship service and is the first of a family of new Internet-based e-commerce services developed to meet the needs of the Company's customers and strategic partners. RFP Express-SM- is an Internet-based system that automates the RFP process for the travel and hospitality sector. RFP Express-SM- integrates a user-friendly Internet interface, sophisticated data-warehousing system, powerful relational database system and e-mail, interactive telephone and fax technologies to deliver automated purchasing solutions for the RFP process. RFP Express-SM-is a commercial, proven end-to-end, B2B electronic commerce solution that automates users' RFP business processes and dramatically reduces costs, eliminates paper-based communications, improves operations and enhances management control of labor and capital.

The Company currently offers B2B e-commerce solutions to all market participants including:

     - Global Corporate Users
     - Property Management and Hotel Chains, and
     - Mega-Agencies.

As of February 2000, the Company is providing Internet-base e-commerce services to more than 70 major corporations, 1700 hotel properties and four major travel agencies.

INDUSTRY OVERVIEW


GROWTH OF THE INTERNET AND E-COMMERCE

The Internet has emerged as a powerful, global communications medium, enabling millions of people to share information and conduct business electronically. Businesses and end-users increasingly use the Internet to share information and conduct business electronically. Businesses are faced with increasing competitive pressures to lower costs, decrease inventories and improve sales productivity. To address these challenges, businesses are replacing paper-based transactions with e-commerce solutions to improve efficiencies and provide enhanced accuracy and secure exchange of information. Forrester Research, Inc. estimates that the business-to-business e-commerce market will increase from $43 billion in 1998 to $1.3 trillion in 2003, representing about 9 percent of all projected U.S. trade.

TRAVEL AND ENTERTAINMENT MARKET

Businesses are increasingly seeking to replace their paper-based travel procurement processes with e-commerce solutions to improve efficiencies, reduce costs, increase choices and improve communications. Today, the average corporation spends $13.9 million annually on travel and entertainment ("T&E"), which represents a median annual cost per traveler of $9,334, up from $6,107 in 1996 according to the National Business Travel Association ("NBTA"). Related NBTA studies show that travel costs typically represent 1 to 3 percent of sales for the largest

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

global corporations. In 1998, for example, General Electric's global T&E was $820 million, about 1 percent of sales, compared to T&E costs of $720 million for Lockheed Martin, representing about 3 percent of global sales. Lodging costs acccount for about 23 percent of total T&E costs based on NBTA surveys. Forrester Research estimates that online business travel expenditures will grow from $5 billion in 1999 to $38 billion in 2003, and that travel will be the second largest spending category for online business.

THE TARGET MARKET

Given the current state of the industry and its dynamics, the Company views the following types of clients, with the problems that currently face them, as potential prospects for its customers services.

CORPORATIONS:
     Each year, large businesses examine their global lodging needs to identify projected "room nights" per city, and the frequency and distribution of their employees' global travel patterns for the following year. This information is then used to solicit the lowest rates from lodging sources for the following year. Typically, these negotiations involve request for proposal communications by mail, fax, e-mail and telephone with hundreds or thousands of hotels worldwide. The current paper-based process, often referred to as Preferred Lodging Programs, is costly, inefficient and labor-intensive.

HOTELS:
     From the hotel perspective, there are two major challenges. First, responding to the corporate RFPs is cumbersome, costly and inefficient given the volumes, diversity of formats, communication options and staff labor needed. Secondly, worldwide properties would like to have the opportunity to view a global corporate user's projected room nights in their city, and respond with a competitive bid if the global corporate user agrees to accept unsolicited bids. Today's paper-based environment does not facilitate this capability.

NATIONAL ACCOUNT OR PROPERTY MANAGERS:
     National account or property managers often manage hundreds or thousands of hotels. Their challenges, including responding to the diversity of RFPs and capturing major new global corporate firms, are similar but even greater than those of individual properties.

MEGA-TRAVEL AGENCIES:
     The "mega-travel agencies," such as Rosenbluth and American Express, also play a key role, working directly with global corporate users to plan, implement and/or manage Preferred Lodging Programs on their behalf. The mega-agencies also work with property managers and hotel properties worldwide to solicit rates for specific clients.

THE IXATA.COM SOLUTION


The IXATA.COM solution, which the Company markets as RFP Express-SM-, provides automated, Internet-based RFP negotiations and management services to the travel and hospitality sectors. Shorter cycle times, lower personnel costs and greater accuracy offer our customers a significant return on their investment. The Company believes that today's paper-based, manual RFP approach costs market participants $100 to $200 per RFP, compared to $13 to $27 per RFP using the Company's automated RFP Express solution.

While other "niche oriented" Internet-based services exist, the Company believes it is the only global provider of a fully integrated, end-to-end, Internet-based, e-commerce service addressing the needs of global corporate users, hotel properties, national account and property managers and mega-agencies. The Company also believes the market acceptance of its RFP Express-SM- service, and its ability to attract a premier customer base and major partners, further exemplifies its leadership position in the corporate travel market.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

Building on the Company's success in the Preferred Lodging Program area, the Company is now creating the network and applications infrastructure to further enhance its core RFP Express-SM- product, as well as deliver new applications to its existing and new users and partners.

Advantages of the Company's service to Corporate Customers include:

- The Company's Internet-based e-commerce solution displaces inefficient, time-consuming manual processes, thereby saving customers time and money while providing more choices within the supply chain.
- The Company's corporate customers realize substantial cost savings through the use of its online database management tools when developing, managing and implementing global Preferred Lodging Programs. The Company believes the estimated industry cost per RFP to range from $100 - $200 without our service. With its service that cost ranges between $13 and $27 per RFP.
- The Company intends to offer other "Express" branded services to further improve its customers' corporate travel procurement in the areas of meetings, rental cars and airlines.

Advantages of the Company's service to National Account or Property Managers include:

- The Company's service displaces the traditional costly, inefficient, paper-based and labor-intensive RFP response process with an easy-to-use, Internet-based solution enabling rapid response to submitted RFPs using a "point, click and submit" approach.
- Properties are able to capitalize on their new, low-cost and differentiated sales channel among a growing base of major corporate users by responding to unsolicited bids invited by corporate users.
- The Company offers a real-time management tool for developing, managing, controlling and distributing RFP responses involving multiple properties within a national account or property manager group.

Advantages of the Company's service to Mega-Agencies include:

- The Company offers a comprehensive Internet-based, automated solution with back-end processing support for mega-agencies that develop, implement and manage Preferred Lodging Programs for corporations.
- The Company's highly efficient, automated solution displaces costly, manual, time-consuming and labor intensive Preferred Lodging Program support tasks, thereby reducing the cost to process RFPs.
- By combining the Company's private-label solution with their core product, mega-agencies are able to broaden their respective service mix to corporations.

CURRENT IXATA CUSTOMERS


The Company currently offers its business-to-business e-commerce solutions to all market participants including:

-    Global Corporate Users,
-    Property Management and Hotel Chains, and
-    Mega-Agencies.

GLOBAL CORPORATE USERS. As of January 2000, RFP Express-SM- is being used to develop, implement and manage the Preferred Lodging Programs for more than 70 global corporate users. Of this total, 27 are direct clients, while 43 are customers of mega-agencies such as American Express, Rosenbluth International or Maritz Travel which use RFP Express-SM- to serve their corporate clients. The Company's expanding customer base now includes many leading firms such as the following:

-    AECOM
-    Bayer Pharmaceuticals
-    Browning Ferris Industries
-    The Church of Jesus Christ of Latter-day Saints
-    Honda (American Division)

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

-    Merrill Lynch
-    Occidental Petroleum Corporation
-    Panasonic
-    Proctor & Gamble
-    Revlon
-    Sears & Roebuck
-    Toyota Motor Sales USA, Inc.

PROPERTY MANAGEMENT AND HOTEL CHAINS. The Company's hotel database currently contains detailed information on 47,000 hotels worldwide. The Company currently has 1,700 hotel property clients using the customized RFP Express-SM- Property Version software to respond to global corporate RFPs and gain access to new business opportunities through the unsolicited bid feature provided within RFP Express-SM-.

The Company also serves three major National Account and Property Managers ("NAM"), which currently represent almost 100 percent of its hotel subscribers. The NAM sales channel will continue to account for the major portion of hotel sales.

Representative property management and hotel chains customers are as follows:

-    Adams Mark Hotels
-    Champion International Corporation
-    Choice Hotels International
-    Drury Hotels
-    RIGHA Royal Hotels
-    RSF Management
-    ShoLodge
-    US Franchise Systems, Inc.
-    Warwick Hotels

MEGA-AGENCIES. The Company has established alliances and resale arrangements with several leading mega-agencies including American Express, Rosenbluth International and Maritz Travel. For each of these firms, the Company has trained their respective staffs and developed a customized Internet-based "front-end" enabling each firm to use RFP Express-SM- and achieve significant cost and operational benefits. The Company works closely with their respective corporate clients to ensure it meet the highest quality standards for its service, as well as meet the professional standards set forth by each of these major industry participants. The Company has also invested in creating the appropriate staff resources and processes needed to support these mega-agencies. As a result, The Company is increasing growth in transaction volumes and in new corporate users with each of these partners.

During the Company's initial year of providing its Internet-based information and electronic commerce services for the travel and hospitality market, three of the Company's clients accounted for approximately 93% of its revenue.
These clients were two mega-agencies, American Express and Rosenbluth International, and Choice Hotels International. As the Company continues to grow and establish alliance with and provides services to other mega-agencies, other major hotels chains, and additional direct corporate clients, it is anticipated that this concentration of revenue will be reduced.

PRODUCT LINES

RFP EXPRESS-SM- is the Company's current flagship service and is the first of a family of new Internet-based e-commerce services developed to meet the needs of the Company's customers and strategic partners. RFP Express-SM- is an Internet-based system that automates the RFP process for the travel and hospitality sector. RFP Express-SM- integrates a user-friendly Internet interface, sophisticated data-warehousing system, powerful relational database system and e-mail, interactive telephone and fax technologies to deliver automated solutions for the RFP process. RFP Express-SM- is a commercial, proven end-to-end, B2B electronic commerce solution that automates users' RFP

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

business processes and dramatically reduces costs, eliminates paper-based communications, improves operations and enhances management control of labor and capital.

In 2000, the Company plans to build on the strong market acceptance for its RFP Express to develop several related e-commerce services targeting both existing and new customers, as well as potential strategic alliance partners. Building on the information repository features available to its customers, the Company will also explore new data mining and related business opportunities in 2000 and beyond.

NEW BUSINESS INITIATIVES FOR 2000

Based on Forrester Research estimates for growth of the online business travel market and positive market acceptance to date for the Company's RFP Express-SM- service among major corporate travel industry participants, the Company projects a large, scalable and high growth market for its services. The Company plans to utilize its RFP Express-SM- service as an entry point to increase future sales to its customers by:

-    enhancing current RFP Express-SM- service,
-    offering new data mining management tools, and
- launching additional "Express" branded services in the industry leveraging our existing customer base, hotel database and technological infrastructure.

ENHANCE THE RFP EXPRESS-SM- SERVICE WITH RATE LOADING CAPABILITIES

The Preferred Lodging Program Services market includes five RFP related processes: RFP preparation, RFP submission, RFP bid list, negotiations and acceptance. Within the RFP Express-SM- service, the Company has developed user friendly, Internet-based screens to automate these processes, enabling users to perform and manage each of the above processes quickly and easily, with minimal training needed.

With the completion of the acceptance process in late 1999, each user has negotiated final preferred rates, which will apply to all their corporate travel in 2000. For corporate users to receive these preferred rates at check-in time however, the new rates must first be "loaded" into three separate systems: the individual hotel property management system, the "brand" (Hilton, Marriott, etc.) central reservation systems to ensure rates are available if travelers call the central reservations number (e.g., 1 800 HILTONS); and the respective booking engines and Global Distribution Service ("GDS") operators such as Sabre, Apollo, or others used by the respective corporate users and their travel agencies. Since each negotiated rate actually includes preferred rates, which vary by season, each negotiated preferred rate requires an average of four rate load transactions. Unless the rate loading transactions are completed immediately upon finalizing the negotiated rates, corporate users will not receive the preferred rates and may incur considerable additional T&E expense.

Currently, the hotel properties have primary responsibility for loading preferred rates for corporate users, though many corporations also load their respective preferred rates directly to ensure the rates are effective and minimize any potential cost exposures. Some corporate users also use third parties to provide both rate loading services, as well as rate loading verification services whereby all preferred properties are contacted to ensure the preferred rates are in place. Whether performed by hotel properties, end users or third parties, rate loading today is a costly, labor intensive and time-consuming process for all participants. The Company believes typical costs for rate loading services today range from $10 to $20 per rate load transaction and, given the cost exposures, some firms pay third parties as much as $50 per rate load for verification services to ensure preferred rates have been loaded by each property.

Since the RFP Express-SM- service includes all of the final preferred rates for users, rate loading can be provided by linking the Company's services to the major on-line booking engines, the GDS operators, central reservations systems and property management systems for the major property chains. In May 1999, the Company tested interconnection with Sabre and is working with Sabre to define rate loading business terms and system

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

requirements, as well as other related business opportunities. The Company also has finalized an agreement with XTRA Online, a major booking engine, and has discussions in progress with other GDS operators and booking engine providers. For corporate users, the Company plans to offer basic rate loading services at $7.50 per rate load, with verification services provided at $2.50 per rate load transaction. For hotel properties, the Company plans to offer rate load services at $5.00 per rate load. The Company has tested the proposed pricing plan among target users and it expects the proposed plan will be well received by its users.

NEW DATA MINING MANAGEMENT TOOLS

The Company plans to leverage its customer base to offer a family of higher margin, data mining-based services building upon its rapidly expanding global hotel database. The Company's planned data mining services will provide users and hotels with innovative and new capabilities to reduce operating costs, increase their average revenue per client and create additional market scale with minimal new capital.

TRALOCOM-SM- DATA MINING SERVICE. For major users and mega-agency partners, the Company will offer the Travel and Lodging Cost Management, or "TRALOCOM-SM-" product line starting in the third quarter of 2000. The TRALOCOM-SM- product family will enable users to:

-   track actual hotel property usage by month, quarter and year in all markets,
-   view planned vs. actual bookings,
-   show cost exposures,
- recommend preferred hotel properties by city to optimize future cost savings, and
- quantify potential financial exposures and ensure users secure the negotiated, preferred rates for all properties.

Other optional features will enable users to track real-time hotel and lodging bookings, actual bookings vs. key benchmarks, current usage patterns, new hotel property options and cost benchmarks vis-a-vis industry standards. Tiered service levels are planned, and at least one product will be available for licensing to system integration and enterprise resource management system partners.

MILLENNIUM 2000-SM- SERVICE. For hotels and property managers, the Company will offer the Millennium 2000-SM- product family. Millennium 2000-SM- tiered management reports will:

- show corporate travel patterns and booked room nights in the area of specific hotel properties ("Target Area"),
-   track the current distribution of booked room nights in the Target Area,
-   identify Target Area trends,
- provide a benchmarking analysis of the hotel property's current rates vs. the competition,
- identify potential corporate users that have agreed to accept unsolicited bids via RFP Express-SM-, and
- identify new sales prospects for the hotel properties based on analysis of bookings and travel patterns.


LAUNCH ADDITIONAL "EXPRESS" BRANDED SERVICES.

The Company will attempt to increase its average revenue per client by adding new "Express" branded services to cross sell into its established RFP Express-SM- customer base and leverage its existing technological infrastructure.

RFP EXPRESS-SM- LITE SERVICE. The Company plans to launch its RFP Express-SM-Lite service in the third quarter of 2000 to the 47,000 hotels in its proprietary, online database. RFP Express-SM- Lite service is intended to streamline the RFP procurement response process for hotels that do not currently subscribe to RFP Express-SM-. This service will enable the Company to reduce its service delivery costs, while penetrating a large potential customer base with one of its services.

MEETING EXPRESS-SM- SERVICE. The Company expects to target meeting planners, building on its global database and capabilities in automating complex business processes with cost-effective, Internet-based, e-commerce solutions.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

The Company believes this service is a natural extension of its RFP Express-SM- product with the same customers and technology.

AUTO EXPRESS-SM- SERVICE. The Company plans to build upon its existing RFP Express-SM- B2B e-commerce platform by enabling the Company's corporate users to negotiate preferred auto rental rates by city. The Company will facilitate corporate users' desire to further reduce auto transportation costs. In many markets, the Company expects independent franchisees (Budget, Alamo, limousine services, others) to be targets for Auto Express-SM- RFPs generated by corporate users.

AIRLINE EXPRESS-SM- SERVICE. The Company expects to enable corporate users to negotiate preferred air rates with major airlines, which leverages its existing RFP Express-SM- B2B e-commerce platform. Corporate travel managers today spend considerable time tracking changing airline rates, and airlines seek to lock-in future traffic volumes from major corporate users. The planned Airline Express-SM- service addresses this need. The Company has received indications of interest for this service among various corporate users, as well as one of its mega-agency partners.

DISTRIBUTION

For the new e-commerce and Internet-based services provided in 1999, the Company is using dedicated sales staff including a National Account Management structure to support marketing and client liaison activities with Fortune 1000 companies, major organizations, GDS providers worldwide and strategic alliance partners. In addition, the Company's services are being offered via alliances and resale arrangements with several mega-travel agencies.

COMPETITION

The market for information services in the travel and hospitality sector is complex and rapidly evolving. New strategic relationships are emerging weekly, and new Internet-enabled solutions are impacting the role of traditional intermediaries, such as travel agencies. The Company has numerous competitors, many of which are larger and better established than the Company and have access to greater financial resources than are presently available to the Company. The Company's competitive model views the travel and hospitality services market structure from an electronic commerce perspective. Within its competitive model, all services within the sector are classified into one of three categories:

- PRE-TRANSACTIONAL services are provided to potential users before a transaction is consummated such as viewing prices, RFP processing services and query services.
- TRANSACTIONAL services consummate a transaction or settlement, such as booking a ticket, loading specific rates for lodging or other travel and clearinghouse services.
- POST-TRANSACTIONAL services are the management and support services provided after transactions are completed such as expense management services, cost benchmarking and utilization reporting.

The Company used its competitive model to review the major industry participants, to assess their relative positioning in each of the above three core e-commerce service areas, to examine its positioning, and to project its outlook in 2000 and beyond. The Company's primary business strategy is to address pre- and post- transactional service opportunities. The Company's primary business is not to consummate the sale of tickets or lodging, but efficiently enable the process (pre-transaction), as well as provide the tools needed to ensure optimum management of the overall process (post-transaction). By contrast, the popular web-based travel services focus on rate viewing services and selling tickets, a highly competitive, "commoditized" business, with gross margins typically less than those the Company hope to generate under its service.

The Company's competitive strengths are in preferred lodging programs where it occupies a unique leading edge position. The Company believes it maintains one of the world's largest and most robust property databases. The Company also has a rapidly expanding real time and archived transactional database. Coupled with the powerful, Internet-based e-commerce services we now offer, the Company believes these proprietary database capabilities will enable it to retain a competitive position in the market for pre- and post-transactional services.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

The Company plans to further reinforce its competitive position in 2000 through its business partnerships with American Express and other mega-agencies. The Company has successfully established agreements with its mega-agency partners to private label and resell its RFP Express product line. The Company will continue to pursue this "ingredient branding" strategy which it believes will enable RFP Express to continue its strong growth and achieve considerable market share, by leveraging the marketing resources and corporate relationships provided by its existing and new alliance partners.

Pre-transactional services will continue to be the Company's major emphasis in the future. While indirect providers, such as Ariba and Commerce One, are entering the Company's market, the Company believes they lack the range of capabilities in place to offer the pre- and post-transactional services responsive to market needs. Indirect providers also do not have the proprietary database and archived transactional data needed to be responsive to users' needs. While the Company anticipates competitors will invest in this area in the next several years, the Company plans to achieve a competitive edge and a leading market share.

EMPLOYEES

As of December 31, 1999, the Company employed 51 full-time and one part time staff in addition to contracted personnel. None of the Company's employees are covered under any collective bargaining agreement. The Company believes its relations with its employees to be strong.

GOVERNMENT REGULATION

All of the Company's services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. The Company is also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation and personal privacy is uncertain, but any such new legislation could have a material adverse effect on the Company's business, operating results and financial condition. In addition, some states may require the Company to qualify in that state to do business as a foreign corporation because the Company's service is available in that state over the Internet. Although the Company is qualified to do business in a number of states, failure to meet the qualifications of certain states could subject the Company to taxes and penalties.

As the Company expands its international presence, it will also be subject to various foreign regulations and governing bodies that might limit the Company's products and services. Likewise, the Company may be subject to unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online commerce. While the Company's licensees will generally be responsible for complying with applicable regulations, any failure on their part to comply may have an adverse effect on the Company.

SERVICE MARKS AND TRADEMARKS

The Company has filed U.S. Service Mark Applications for "RFP Express." Another conflicting registration for "RFP Express" has also been filed. Although the Company believes it will retain the right to use the RFP Express name, the conflicting application may cause the Company's registration of the name to be denied. The Company also relies on common law, including the law of unfair competition, to protect its service marks and services. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its service marks.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES.

At the end of 1999, the Company was headquartered in San Diego, California. The Company leased its headquarters at a cost of $2,300 per month. The Company is planning to move to a larger facility in the San Diego Area in June of 2000. The Company has identified a property and is in the process of executing a lease for the space. There can be no assurance that the Company will be to obtain the space.


ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters has not had and is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On February 1, 1998, the Company granted to Wireless Depot, Inc., a Nevada corporation ("Wireless"), an exclusive license to market and sell products and services of the Company in the territory of New York City, New York. Wireless paid to SecurFone a one-time royalty fee in the amount of $350,000. In addition, Wireless made a loan to SecurFone in the amount of $130,000. Under the terms of the license agreement, Wireless agreed to meet a minimum $1,000,000 annual revenue target. Wireless has not met the minimum target revenue requirements. In addition, the Company granted to Wireless exclusive licenses to market and sell products and services of the Company in five other territories. In these other territories, Wireless has not met certain of the license conditions. The
Company believes it can seek damages under the provision of the license. The parties have agreed verbally to terminate the license agreements. While no legal action has been discussed or threatened, the parties are in dispute as to their respective rights and obligations under the license agreement. Currently, the parties are negotiating a settlement of all claims. The settlement may be resolved by the issuance to Wireless of restricted common stock of SecurFone. As of the time of this filing, the terms of the settlement agreement have not been finalized.

The Company is in the process of negotiating a payment in the amount of $25,000 in full satisfaction of long outstanding debt with American Express. As of the date of this filing, a settlement agreement with American Express is still being negotiated.

On October 24, 1997, the Company entered into a Compromise and Settlement Agreement with Performance Printing Corporation ("Performance"), whereby, among other things, the Company issued in favor of Performance a promissory note in the principal amount of $31,921.30, together with 6% interest thereon, in total satisfaction of a trade debt. The promissory note provided for 24 equal monthly payments in the amount of $1,407.73, beginning on October 24, 1997 with the last payment date of September 24, 1999. The Company failed to make some of its scheduled payments and on March 30, 2000, Performance obtained a judgement in the matter. In April 2000, the Company settled the matter in full for a payment of $5,000 to Performance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 15, 1999 the Company's Board of Directors adopted an amendment to the Company's Certificate of Incorporation to change the Company's name from "SecurFone America, Inc." to "The IXATA Group, Inc." As of December 15, 1999, the holders of a majority of the Company's outstanding shares of stock approved the corporate name change by a written consent signed by each of these shareholders in accordance with Delaware law. The name change became effective at the close of business on January 31, 2000. An Information Statement on Form 14C describing the adoption of the name change was distributed to stockholders and filed with the Securities and Exchange Commission on December 23, 1999.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the Nasdaq Over-the-Counter Market and has been quoted on the Nasdaq Electronic Bulletin Board under the symbol "IXTA." Previously, the Company's common stock was traded under the symbol "SFAI." The following table lists the high and low closing price of the Company's common stock for each quarter of 1999 and 1998. The information included in the table represents prices between dealers exclusive of retail mark-up, mark-down and may not necessarily represent actual transactions.


                                                    1999                              1998
                                                  HIGH         LOW                 HIGH          LOW
     First Quarter.......................       $0.312      $0.125               $6.120       $3.000
     Second Quarter......................        2.500       0.125                5.593         4.00
     Third Quarter.......................        3.000       1.218                5.312        1.218
     Fourth Quarter......................        2.031       1.250                1.281        0.156

As of April 1, 2000 there were approximately 450 stockholders of record of the common stock of the Company.

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

For rendering brokering services and as a part of the transaction to purchase IXATA.COM, the Company issued Global One, Inc. ("Global") 600,000 shares of the Company's common stock on March 28, 2000. Global is an international business corporation in Nevis, British Virgin Islands. The Company believes the issuance to be exempt from registration under Section 4(2) of the Securities Act.

In November of 1999, the Company offered equity investments to private parties in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. As of April 7, 2000, the Company had sold 2,254,657 shares of its unregistered common stock for $0.85 a share in connection with the offering. Proceeds to the Company were $1,803,726 after the deduction of Scott & Stringfellow, Inc.'s ("S&S") placement agent fee of $0.05 per share. The purchasers in the offering were granted the right in certain instances to include their shares in future offerings of registered stock by the Company.

For rendering investment banking services, the Company agreed to issue 643,553 warrants to S&S for the price of $0.01 per warrant. These warrants expire in October of 2004. The exercise price of the warrants is $1.687 per warrant. The warrants will be exercisable after the earlier of a) one year from November 2, 1999, b) immediately upon change of control of the Company, or c) upon closing of a firmly underwritten public offering of the Company's equity securities. The Company believes the issuance to be exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following describes certain factors which produced changes in the results of operations of the Company during the twelve months ended December 31, 1999 and as compared with the twelve months ended December 31, 1998 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Annual Report.

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

On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA, Inc. ("IXATA.COM"), a privately held provider of Internet-based information and electronic commerce services servicing the travel and hospitality market. The acquisition was finalized on July 1, 1999. The Company plans to significantly expand IXATA.COM's operations to offer new enhanced information services in the travel market, targeting existing and new corporate clients, hotel and property management groups, major travel agencies and worldwide strategic partners.

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

Since closing the IXATA.COM acquisition on July 1, 1999, the Company has obtained new funding and achieved more than 300 percent growth of its corporate customer base. The growth of corporate users and hotel property clients attests to the Company's increasing market visibility and acceptance within the global travel community. The Company's Internet-based, e-commerce services are now being used by more than 70 major corporate users, 1700 hotel properties and four major travel agencies. While there are no assurances such growth can be sustained or the Company will have sufficient funding to meet future needs, management believes the Company's growth and performance to date is consistent with the Company's objective of attaining a leadership position in the market for Internet-based, B2B e-commerce services.

Subsequent to the sale of selected prepaid cellular assets in the second quarter of 1999 to Teledata World Services, Inc. ("Teledata") (OTC/BB:TWOS), the Company had planned to continue to offer prepaid wireless services, focusing on higher margin opportunities, primarily through resale. Given the opportunities available through IXATA.COM and the associated resources required, the Company has discontinued its prepaid cellular operations. The discontinuance of operations was consistent with the Company's planned strategy of refocusing its business

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

objectives to pursue new e-commerce and Internet-based business opportunities to create significant shareholder value.

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

As of December 31, 1999, the Company is a development stage company. The Company expects to come out of the development stage by December 31, 2000. Although the market reaction to the Company's service has been positive and management believes the Company's progress supports its emergence from a development stage company, there can be no assurance that the Company will emerge from the development stage by December 31, 2000 or at all.

NEW FUNDING

Recognizing that new funding is essential to meet the Company's core business objectives as well as expand into new business areas, the Company has pursued several options. See "Liquidity and Capital Resources."

In November of 1999, the Company offered equity investments to private parties in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. As of April 7, 2000, the Company had sold 2,254,657 shares of its unregistered common stock for $0.85 a share in connection with the offering. Proceeds to the Company were $1,803,726 after the deduction of Scott & Stringfellow, Inc.'s ("S&S") placement agent fee of $0.05 per share. The purchasers in the offering were granted the right in certain instances to include their shares in future offerings of registered stock by the Company.

Currently, the Company is exploring the raising of additional capital from certain accredited investors in a private placement with S&S as the Company's agent.


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

Net loss in 1999 decreased to $2,172,825 from $4,304,943 in the 1998 primarily due to the reduction in the restructuring charge associated with the cellular operation, offset by selling, general and administrative expenses, and gain on disposal of subsidiary.

The Company purchased its IXATA.COM subsidiary as of July 1, 1999, and has consolidated financial results for the IXATA.COM subsidiary commencing in the third quarter of 1999. Therefore, detailed comparison of financial results of the current financial with those of a year earlier are not meaningful.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

FISCAL 1999 COMPARED TO FISCAL 1998

 REVENUES

The Company only obtained the operations of its Internet-based information and electronic commerce services servicing the travel and hospitality market in the third quarter of 1999. B2B e-commerce revenues for Fiscal 1999 increased to $271,589 from $0 in Fiscal 1998. The increase was from the launch of its RFP Express-SM- product for the travel and hospitality sectors. The Company expects that revenues from RFP Express-SM- will continue to grow at an accelerated rate on a long-term basis.

COSTS, EXPENSES AND OTHER

Selling, general and administrative expenses increased to $2,315,868 in 1999 from $0 in 1998. This increase was due to the cessation of pre-paid cellular operations, effective June 30, 1999 resulting in negligible ongoing operating expenses in 1998 due to the refocusing of the Company's direction. See "Business
- Overview - The Company's Business Case for New Electronic Commerce and Internet Business Directions." In addition, the increase in selling, general and administrative expenses was due to the hiring and development of an experienced management and operations team, as well as funding the growth of the IXATA e-commerce business. Wages and associated taxes increased in Fiscal 1999 to $1,057,000 from $0 in Fiscal 1998. An increase in expenses related to consultant required while the Company was building its internal capabilities rose to $413,000 in Fiscal 1999 from $0 in Fiscal 1998. The Company expects to reduce its expenditures for external consultants in the future. Legal and professional fees increased to $245,000 in Fiscal 1999 from $0 in Fiscal 1998.

Costs, Expenses, and Other decreased to $2,444,414 in 1999 from $4,354,943 in 1998. Offsetting the increase in selling, general and administrative expenses discussed above, the decrease in Cost, Expense and Other was due to cessation of the Company's prepaid cellular service offering. The Company recorded a gain on the disposal of its subsidiary to Teledata of $708,419 in 1999 from $0 in 1998, while the Company incurred a restructuring charge of $505,832 and $4,354,943 in 1999 and 1998, respectively. In addition, stranded assets related to the prepaid cellular business are reflected in a loss of $59,543 in 1999 from $0 in 1998.

Interest expense increased to $256,337 in 1999 from $0 in 1998 due to the Company's obligations to lenders that have extended the Company funds for operations since inception. Interest income increased to $2,025 in 1999 from $0 in 1998. The gain on sale of marketable securities decreased to $0 in 1999 from $50,000 in 1998. The cost of revenues increased to $17,278 in 1999 from $0 in 1998. The increase was from the launch of the Company's RFP Express-SM-product for the travel and hospitality sectors.

The net loss before extraordinary items in 1999 decreased to $2,172,825 from $4,304,943 in 1998. This decrease was primarily due to the reduction in the restructuring charge associated with the cellular operation, offset by selling, general and administrative expenses, and gain on disposal of subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would not be sufficient to fund the expansion of the product offerings and resultant subscriber base. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is continually reviewing various sources of additional financing to fund its growth. As of December 31, 1999, the Company had received advances in the amount of $2,067,743 from private investors.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, the Company is pursuing a multiple phase strategy and has retained an investment banking firm, Scott & Stringfellow, Inc. to assist and advise the Company in the process. On October 12, 1999, the Company entered into a relationship with S&S to act as the exclusive financial advisor to the Company, in connection with the exploration of potential alternative strategic transactions, including without limitation one or more private equity offerings, mergers and acquisitions and a public equity offering. See "-Overview - New Funding." During the initial phase of the Company's addressing of its financial needs, from November 1999 to April 2000, the Company secured financing from private investors in exchange for shares of the Company's common stock, raising a net amount of $1.8 million from these individuals. The second phase of the financing plan is to raise between $2.5 million and $10 million in equity from strategic and institutional investors. This phase is currently underway, with both strategic and institutional investors identified and expressing interest to an equity investment in the Company. There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

At December 31, 1999, the Company had cash and cash equivalents of $326,145 as compared to $1,532 at December 31, 1998. In addition, the Company had accounts receivable totaling $259,783 from the sale of the Company's B2B e-commerce services. Net cash used by operating activities was $1,422,346 in 1999 compared to $1,742,569 in 1998. Net cash provided by investing activities in 1999 was $318,332, consisting of $498,000 provided by the sale of a subsidiary and related assets, $181,931 used for investment in subsidiary, and $46,978 acquired in acquisition of subsidiary in 1998. Net cash provided by financing activities in 1999 totaled $1,428,627 which consisted primarily of $951,247 in proceeds from the sale of common stock and $484,326 from the issuance of notes and other long-term debt by the Company to private investors, net of repayments, as compared with $1,748,806 in 1998 which consisted primarily of proceeds from advances payable of $1,572,055.

Seasonality

Sales of the Company's RFP Express-SM- products and services are generally seasonal in nature. Most of the RFP processing transactions and related billable activities occur in the third and fourth quarter. While the Company is pursuing new services, which may reduce the revenue volatility of our business, there can be no assurance when revenues from such services will be realized.

TAXES AND ADOPTION OF NEW ACCOUNTING STANDARDS

Income taxes are provided for based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. The provision for income taxes differs from the amounts currently payable because of timing differences in the recognition of certain income and expense items for financial and tax reporting purposes. SFAS 109 uses the asset and liability method to account for income taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined if it is more likely than not that the tax benefits will be realized.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments. The Company has not in the past, nor does it anticipate that it will, engage in transactions involving derivative instruments which will impact the consolidated financial statements.

Effective December 31, 1998, the Company retroactively changed its method of recognizing start-up costs in its consolidated financial statements to conform with the pronouncement of the American Institute of Certified Public Accountants ("AICPA"), Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." The Company previously amortized these costs over a five-year period beginning January 1, 1997, using the straight-line method. The pronouncement requires start-up costs to be expensed as incurred. As a result, the cumulative effect of applying the new method retroactively was not material.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

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


FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

- THE COMPANY HAS A SHORT OPERATING HISTORY UPON WHICH TO BASE AN INVESTMENT DECISION. The Company established a new strategic objective of refocusing the Company's mission to pursue Internet-related and e-commerce opportunities in the travel and hospitality service markets in late 1998. As a result, its business plan is currently in the early stage and, accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, the Company must, among other things, attract a number of major corporate clients/customers and strategic alliance partners, implement and successfully execute its marketing and sales strategy, and successfully recruit and motivate qualified sales and technical personnel. There can be no assurance that the Company will be successful in addressing these risks, and the failure to do so could have a material adverse effect on the Company. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of an early stage business. It is impossible to predict the degree of success the Company will have in achieving its objectives.

- THE COMPANY REQUIRES SIGNIFICANT ADDITIONAL CAPITAL, WHICH IT MAY NOT BE ABLE TO OBTAIN. As the Company continues to implement its business plan, present sources of financing will not be adequate to support the Company's increased cash needs. Furthermore, the Company's entry into new Internet and electronic commerce business areas will create additional demands for investment capital. The Company may not be able to obtain future equity or debt financing on satisfactory terms or at all. If the Company fails to obtain necessary short-term financing, it will not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations. The Company's auditors issued an opinion on its most recent audit of the Company's financial statements that, based on the Company's losses and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern if it does not obtain additional debt or equity financing.

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

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

- THE COMPANY'S FAILURE TO PROTECT OR MAINTAIN ITS INTELLECTUAL PROPERTY RIGHTS COULD PLACE IT AT A COMPETITIVE DISADVANTAGE AND RESULT IN LOSS OF REVENUE AND HIGHER EXPENSES. The Company's performance and ability to compete are dependent to a significant degree on its proprietary electronic commerce system and services. The steps the Company has taken to protect its proprietary intellectual property rights may not prevent or deter someone else from using or claiming rights to its intellectual property. Third party infringement or misappropriation of trade secrets, copyrights, trademarks or other proprietary information could seriously harm the Company's business. The Company also cannot assure that it will be able to prevent the unauthorized disclosure or use of its proprietary knowledge, practices and procedures if its senior managers or other key personnel leave it. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may claim that it has violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may distract management from day-to-day operations of the Company.

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

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

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

- THE COMPANY MAY NOT BE ABLE TO COMPETE IN ITS HIGHLY COMPETITIVE MARKET. The Internet-based electronic commerce market has become increasingly competitive due to the entry of large, well-financed service providers into the market. Other potential competitors in the market for Internet-based electronic commerce services for the travel and hospitality industry may include companies with substantially greater financial and marketing resources than those of the Company. No assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. The Company may not be able to operate successfully in this competitive environment. Direct competitors today include JBH and Lanyon, among others seeking to enter the market for e-commerce services targeting the travel and hospitality sectors. Other potential competitors, such as Ariba, Inc., have existing, well-established e-commerce platforms and have also indicated an interest in pursuing IXATA.COM's target market. While to date the market reaction to the Company's service has been positive vis-a-vis competitive services, there is no assurance this will continue in the future.

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

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

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

- THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ OVER-THE-COUNTER BULLETIN BOARD SERVICE. In order to maintain the listing of its common stock for trading on the Nasdaq Over-the-Counter Bulletin Board Service, the Company must make required filings with the Securities and Exchange Commission. If the

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

     Company's stock were to be delisted, there would be no public market for the Common Stock and stockholders would have difficulty liquidating their investment. The Company has been delinquent in its filings and Nasdaq has appended an "E" to the Company's trading symbol, indicating it is not in compliance with its filing requirements. Although the Company believes that the filing of this Annual Report with the Securities and Exchange Commission brings the Company into compliance, allowing it to retain its stock listing on the Nasdaq Bulletin Board, there can be no assurance that it will be able to do so.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


PREVIOUS INDEPENDENT ACCOUNTANTS.

On March 20, 2000, the Company and Conte Co., C.P.A., Inc. ("Conte Co.") of Cleveland, Ohio mutually agreed that Conte Co. would no longer serve as the Company's independent accountant.

In 1999 the Company discontinued its prepaid cellular business and acquired IXATA, Inc. IXATA is principally engaged in providing global Internet based business-to-business e-commerce services for the corporate travel and hospitality market and is headquartered in San Diego, California. Following the acquisition, the Board of Directors of the Company concluded that it would be more efficient to retain Nation Smith Hermes Diamond, APC ("Nation Smith"), IXATA's independent accountant, as the Company's independent accountant. Because of Nation Smith's familiarity with IXATA and proximity to San Diego, the Board decided to retain Nation Smith as the Company's independent accountant.

The reports of Conte Co. on the Company's financial statements for the years ended December 31, 1998 and 1997 each were modified to reflect the uncertainty of the Company's ability to continue as a going concern, which management believes was appropriate. Otherwise, the reports did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. During the Company's two most recent fiscal years and through March 28, 2000, there have been no disagreements with Conte Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, that, if not resolved to the satisfaction of Conte Co., would have caused Conte Co. to make reference to the disagreement in its audit report. During the two most recent fiscal years and through March 28, 2000, Conte Co. has not advised the Company of the existence of any reportable event listed in Regulation S-B Item 304(a)(1)(iv).

NEW INDEPENDENT ACCOUNTANTS.

The Company engaged Nation Smith as its new independent accountant effective March 20, 2000. During the two most recent fiscal years and through March 20, 2000, the Company has not consulted with Nation Smith on items that were or should have been subject to Statement of Auditing Standard No. 50 or that concerned the subject matter of a disagreement or reportable event with the former accountants as described in Regulation S-B Item 304(a)(2).

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Certain information about the directors and executive officers of the Company as of April 1, 2000 is included below.


--------------------------------------------------------------------------------------------------------------------
                                                                                                    DIRECTOR OR
            NAME            AGE                             POSITION                               OFFICER SINCE
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Fred Gluckman               50    Executive Vice-President - Technology and Automation,                   July 1999
                                  IXATA.COM and Director
--------------------------------------------------------------------------------------------------------------------
Michael M. Grand            61    Director                                                               April 1997
--------------------------------------------------------------------------------------------------------------------
Paul Hatch                  48    Director                                                                July 1999
--------------------------------------------------------------------------------------------------------------------
Andrew H. Kent              35    Vice President and Chief Financial Officer and Director                 June 1999
--------------------------------------------------------------------------------------------------------------------
Paul B. Silverman           55    Chief Executive Officer and Chairman                                November 1998
--------------------------------------------------------------------------------------------------------------------
Robert Steiner              45    Executive Vice President, Marketing, IXATA.COM and Director             July 1999
--------------------------------------------------------------------------------------------------------------------
Steven L. Wasserman         46    Secretary                                                              April 1996
--------------------------------------------------------------------------------------------------------------------


The following describes the business background and the experience of each of the directors and executive officers of the Company:

FRED GLUCKMAN is Executive Vice President - Technology and Automation of the Company's IXATA.COM subsidiary and was appointed a Director of the Company July 1, 1999. Mr. Gluckman is a co-founder of IXATA.COM. Since 1994, Mr. Gluckman was co-founder and CEO of Tel.n.Form, Inc., a privately-held provider of automated sales lead and related information to auto dealerships and financial institutions. Through Mr. Gluckman's many joint ventures, Mr. Gluckman has gained a reputation as one of the leading experts in the use of automation to eliminate costly, redundant business processes. Born in Israel and raised in Canada, Mr. Gluckman holds a Bachelor of Science degree from McGill University.

MICHAEL M. GRAND has been a director of the Company since its inception. Mr. Grand is an attorney practicing in the areas of commercial and real estate law. He is a member of the Michigan bar. Mr. Grand is the President and sole shareholder of Parthenon Holdings, L.L.C., a holding company and shareholder of Montpilier Holdings, Inc. ("Montpilier"), a holding company and a significant stockholder of the Company.

PAUL HATCH was appointed as a member of the Company's Board of Directors on July 1, 1999. Mr. Hatch is currently Senior Vice President at Edelman Public Relations Worldwide where he directs the firm's state and local programs practice. Mr. Hatch has more than 25 years experience in political campaigns, public affairs and communications. Mr. Hatch's background includes serving as the Executive Director of the Republican Governors' Association (RGA), working closely with the nation's 32 Republican governors and their staffs. Mr. Hatch also served as the deputy political director of the Republican National Committee (RNC). Mr. Hatch has represented Anderson Consulting, Laidlaw, IMG, US West Communications, Texaco, 3M, the National Education Association, Microsoft, CSX Transportation Co., Northwest Airlines, and other Fortune 500 clients. Mr. Hatch currently provides support services to the RGA, the RNC, as well as Republican Leadership in the U.S House of Representatives. Prior to joining the RGA, Mr. Hatch resided in Salt Lake City, practiced Law, specializing in Securities law and regulated industries, and served as a special assistant Attorney General. Mr. Hatch studied Finance and Economics at University of Utah and obtained a Juris Doctor Degree from the University's College of Law in 1978.

ANDREW H. KENT joined the management team as Director, Business Development effective November 1, 1998. In the new position, Mr. Kent reports to the Chief Executive Officer and played a key role in reshaping the Company's

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

overall business strategy to pursue new e-commerce and Internet-related business opportunities. On June 30, 1999, Mr. Kent was appointed Vice President and Chief Financial Officer, reporting to the Chief Executive Officer. Mr. Kent was also elected to serve on the Company's Board of Directors on June 30, 1999.

PAUL B. SILVERMAN became Chief Executive Officer of the Company in November 1998 and a director and Chairman in December 1998. Since January 1997, Mr. Silverman has been Chairman of the Board and Chief Executive Officer of SCIES, Inc., a global Internet telephone systems and services company. From 1990 to 1996, Mr. Silverman was Chief Executive Officer of JMS North America, Inc. (formerly James Martin Strategy, Inc.), an international management consulting and engineering company. Previously, Mr. Silverman held senior management consulting positions with Coopers & Lybrand and Booz Allen and Hamilton. Mr. Silverman's background also includes more than 20 years experience in senior engineering, marketing and international business development positions with major information industry firms including Satellite Business Systems (division of IBM), GTE, Xerox and RCA Global Communications, Inc.

ROBERT STEINER is President of the Company's IXATA.COM subsidiary and was appointed a Director of the Company on July 1, 1999. Mr. Steiner is a co-founder of IXATA.COM. From 1991 to 1994, Mr. Steiner was founder and Managing Partner of Smith, Steiner & Thomas, one of the largest travel management consulting companies in the world. Mr. Steiner's background also includes serving as Manager, Corporate Procurement for Northrop Corporation, and a Contracting Officer within the United States Air Force. Mr. Steiner holds a BA in Economics from the University of California, and an MBA from Pepperdine University.

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

MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors met once and acted by written consent 10 times in 1999. During 1999, all members of the Board of Directors participated in each Board meeting.

DIRECTOR COMPENSATION

Members of the Board of Directors are not compensated for their services as directors. The Company's 1997 Directors' Option Plan (the "Directors' Option Plan") provides for the automatic "formula" grant to each director of an option to purchase 50,000 shares of the Company's common stock, $0.001 par value per share (the "Common Stock"), on the date of his or her initial election to the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership of the common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Andrew H. Kent failed to timely file a Form 3 upon being appointed to the Board of Directors but subsequently made the required filing. Paul D. Hatch, Robert A. Steiner, Fred Gluckman, and The Andreoli Family Trust each failed to timely file Forms 3 upon completion of the IXATA.COM acquisition, but subsequently made the required filings. Based solely on filings received by the Company, the Company is not aware of any other delinquent Section 16(a) filings in 1999.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid by the Company to Paul B. Silverman, the Company's President and Chief Executive Officer; Andrew H. Kent, the Company's Vice-President and Chief Financial Officer; Robert Steiner, the Company's IXATA.COM subsidiary's President; and Fred Gluckman, the Company's IXATA.COM subsidiary's Vice-President - Technology since they joined the Company. These executive officers are the only executive officers whose total annual salary exceeded $100,000 in 1999.


----------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION               LONG-TERM
                                 ----------------------------         COMPENSATION
                                  FISCAL                              ------------               ALL OTHER
NAME                               YEAR              SALARY           OPTION AWARDS             COMPENSATION
----------------------------------------------------------------------------------------------------------------
Paul B. Silverman                  1999           $  152,033(1)          300,000                $      --
                                   1998              23,080 (2)        150,000 (3)                 84,991 (4)
----------------------------------------------------------------------------------------------------------------
Andrew H. Kent                     1999           $  113,165 (5)       115,000 (3)              $      --
                                   1998              18,464 (6)            --                      20,995 (7)
----------------------------------------------------------------------------------------------------------------
                                   1999           $  99,000 (8)          50,000                 $      --
Robert Steiner                     1998                  --                --                          --
----------------------------------------------------------------------------------------------------------------
                                   1999           $  101,077 (9)         50,000                 $      --
Fred Gluckman                      1998                  --                --                          --
----------------------------------------------------------------------------------------------------------------

     (1) $101,726 of this amount was earned by Mr. Silverman in 1999, but payment has been deferred.

     (2) $23,080 of this amount was earned by Mr. Silverman in 1998, but payment has been deferred.

     (3) Includes 50,000 options granted under the Company's Director Stock Option plan

     (4) The listed amount was paid to Mr. Silverman and SCIES, Inc. for consulting services provided to the Company in 1998 before Mr. Silverman joined the Company. Mr. Silverman was Chief Executive Officer of SCIES and owned 40 % of SCIES. Of this amount, $11,535 for consulting services was earned by Mr. Silverman in 1998, but payment has been deferred.

     (5) $69,704 of this amount was earned by Mr. Kent in 1999, but payment has been deferred.

     (6) $18,464 of this amount was earned by Mr. Kent in 1998, but payment has been deferred.

     (7) The listed amount was paid to Mr. Kent for consulting services provided to the Company in 1998 before he joined the Company.

     (8) $3,000 of this amount was earned by Mr. Steiner in 1999, but payment has been deferred.

     (9) $90,000 of this amount was earned by Mr. Gluckman in 1999, but payment has been deferred.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

OPTION GRANTS IN 1999

The following table summarizes information concerning options granted during 1999 to Messrs. Silverman, Kent, Steiner and Gluckman:


-------------------------------------------------------------------------------------------------------------------
                                                  PERCENT OF
                                SHARES OF        TOTAL OPTIONS
NAME                          COMMON STOCK        GRANTED TO         EXERCISE       MARKET VALUE
                               UNDERLYING        EMPLOYEES IN       PRICE PER       PER SHARE ON       EXPIRATION
                                 OPTIONS          FISCAL 1999         SHARE         DATE OF GRANT         DATE
-------------------------------------------------------------------------------------------------------------------
Paul B. Silverman               300,000              53.1%            $0.16             $0.16            1/1/09
-------------------------------------------------------------------------------------------------------------------
                                 20,000                              $0.125            $0.125           4/23/09
                                 50,000 *                             $1.28             $1.28           6/30/09
Andrew H. Kent                   20,000              20.4%            $0.10             $1.69            7/1/09
                                 25,000                               $1.69             $1.69            7/1/09
-------------------------------------------------------------------------------------------------------------------
Robert Steiner                   50,000               8.8%            $1.69             $1.69            7/1/09
-------------------------------------------------------------------------------------------------------------------
Fred Gluckman                    50,000               8.8%            $1.69             $1.69            7/1/09
-------------------------------------------------------------------------------------------------------------------

     * These options were granted under the Company's 1997 Directors Stock Option Plan.

OPTION EXERCISE IN 1999 AND VALUES AT 1999 YEAR-END

The following table summarizes information with respect to the unexercised options held Messrs. Silverman, Kent, Steiner and Gluckman as of December 31, 1999. Also reported are values of "in-the-money" options, that is, the amount by which the exercise price of the option is exceeded by the last sale price of the Common Stock on December 31, 1999.


---------------------------------------------------------------------------------------------------------------------
                                                       NUMBER OF SHARES                   VALUE OF UNEXERCISED
                         SHARES                     UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS
                        ACQUIRED                 OPTIONS AT DECEMBER 31, 1999            AT DECEMBER 31, 1999
                           ON       VALUE      -------------------------------  -------------------------------------
NAME                    EXERCISE   REALIZED     EXERCISABLE     UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
Paul B. Silverman          --         $-          250,000          200,000           $272,500         $218,000
---------------------------------------------------------------------------------------------------------------------
Andrew H. Kent             --         $-           40,000           75,000            $45,500             $-
---------------------------------------------------------------------------------------------------------------------
Robert Steiner             --         $-            --              50,000               $-               $-
---------------------------------------------------------------------------------------------------------------------
Fred Gluckman              --         $-            --              50,000               $-               $-
---------------------------------------------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

LONG-TERM INCENTIVE AND PENSION PLANS

During 1999, the Company adopted a 401(k) retirement savings plan for its employees which allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation. The Company matches 25% of the employee's contributions up to 4% (1% of gross compensation).

EMPLOYMENT AGREEMENTS

The Company executed an employment agreement with Mr. Silverman on November 1, 1998 to serve as Chief Executive Officer. Mr. Silverman's salary compensation is $150,000, increasing to $180,000 per year after the Company secures minimum new funding of $750,000. Mr. Silverman also received options to acquire 100,000 shares of the Company's Common Stock upon execution of the employment agreement, and additional options for 300,000 shares directly linked to the Company's ability to meet specified market capitalization targets and financial milestones. On December 11, 1998, Mr. Silverman was appointed a director of the Company and granted options to purchase 50,000 shares of Common Stock under the Directors' Option Plan. Mr. Silverman was granted the salary increase to $180,000 on November of 1999 when the Company secured over $750,000 in new funding. In addition, at the end of 1999, Mr. Silverman's options to acquire 100,000 shares have vested based on the Company meeting performance goals. On February 9, 2000, the Company met an additional performance goal, resulting in Mr. Silverman's options for an additional 100,000 shares having vested. Mr. Silverman's employment agreement has been extended through December 31, 2000. Under the terms of the extended agreement, Mr. Silverman's annual salary will increase to $200,000. Subject to securing a minimum new funding of $3.0 million, Mr. Silverman's annual salary increases to $225,000. In addition, Mr. Silverman received options to acquire 100,000 shares of the Company's common stock upon securing a minimum new funding of $3.0 million.

The Company executed an employment agreement with Mr. Kent effective June 30, 1999 to serve as Chief Financial Officer. Mr. Kent's salary compensation was $120,000. Mr. Kent also received options to acquire 20,000 shares of the Company's common stock upon execution of the employment agreement, and additional options for 25,000 shares directly linked to the Company's ability to meet specified market capitalization targets and financial milestones. On June 30, 1999, Mr. Kent was appointed a director of the Company and granted options to purchase 50,000 shares of Common Stock under the Directors' Option Plan. Mr. Kent's employment agreement has been extended through December 31, 2000. Under the terms of the extended agreement, Mr. Kent's annual salary will increase to $150,000. In addition, Mr. Kent received options to acquire 100,000 shares of the Company's common stock upon securing a minimum new funding of $3.0 million.

The Company executed an employment agreement with Mr. Steiner on April 17, 2000 to serve as President of IXATA.COM. Mr. Steiner's salary compensation is $160,000, increasing to $200,000 per year in January 2001. The Company also agreed to issue Mr. Steiner options to acquire 150,000 shares of the Company's common stock contingent upon continued employment, and additional options for 400,000 shares directly linked to the Company's ability to meet specified market capitalization targets and financial milestones. On July 1, 1999, Mr. Steiner was appointed a director of the Company and granted options to purchase 50,000 shares of common stock.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table includes, as of April 1, 2000, information regarding the beneficial ownership of the Company's Common Stock, by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, each director and executive officer of the Company, and all directors and executive officers as a group.


-----------------------------------------------------------------------------------------------------------------
                                                                                BENEFICIAL OWNERSHIP (2)
                                                                     --------------------------------------------
NAMES AND ADDRESS (1)
                                                                         SHARES                      PERCENTAGE
-----------------------------------------------------------------------------------------------------------------
Andreoli Family Trust (3)                                              1,761,875                       11.9%
-----------------------------------------------------------------------------------------------------------------
Fred Gluckman (4)                                                      1,761,875                       11.9%
-----------------------------------------------------------------------------------------------------------------
Robert Steiner (5)                                                       516,250                        3.5%
-----------------------------------------------------------------------------------------------------------------
Andrew H. Kent (6)                                                        40,000                        0.3%
-----------------------------------------------------------------------------------------------------------------
Paul B. Silverman (7)                                                    350,000                        2.4%
-----------------------------------------------------------------------------------------------------------------
Paul Hatch (8)                                                                 0                        0.0%
-----------------------------------------------------------------------------------------------------------------
Steven L. Wasserman (9)                                                  136,500                        0.9%
-----------------------------------------------------------------------------------------------------------------
Michael M. Grand (10)                                                  4,350,000                       29.3%
-----------------------------------------------------------------------------------------------------------------
All directors and executive officers
 As a group (seven individuals) (11)                                   7,168,125                       48.3%
-----------------------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, the address of each of the beneficial owners is c/o The IXATA Group, Inc., 8080 Dagget, Suite 220, San Diego, California 92111.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from April 1, 2000 upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days from April 1, 2000 have been exercised.

(3) Andreoli Family Trust's address is 3131 Liberty Circle South, Las Vegas, NV 89121. Vera Ellen Andreoli is sole trustee of the Andreoli Family Trust.

(4) (i) Does not include an option to purchase 50,000 shares of Common Stock granted under the 1997 Stock Option Plan, which is not currently exercisable and (ii) includes 1,761,875 shares of Common Stock held by the Gluckman Family Trust. Fred Gluckman is sole trustee of the Gluckman Family Trust.

(5) (i) Does not include an option to purchase 50,000 shares of Common Stock granted under the 1997 Stock Option Plan, which is not currently exercisable.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

(6) Includes options to purchase 40,000 shares of Common Stock. Does not include an option to purchase 50,000 shares of Common Stock granted under the Directors' Option Plan, which is not presently exercisable, or options to acquire up to an additional 25,000 shares of Common Stock contingent upon our ability to meet specified market capitalization and financial milestones which have not yet been reached.

(7) Includes an option to purchase 300,000 shares of Common Stock under the 1997 Stock Option Plan and options to acquire 50,000 shares of Common Stock granted under the Directors' Option Plan. Does not include options to acquire up to an additional 100,000 shares of Common Stock contingent upon our ability to meet specified financial milestones which have not yet been reached.

(8) Does not include an option to purchase 50,000 shares of Common Stock granted under the Directors' Option Plan, which is not presently exercisable.

(9) Includes (i) an option to purchase 30,000 shares of Common Stock granted under the Directors' Option Plan and (ii) 100,000 shares of Common Stock held by Kohrman Jackson & Krantz P.L.L. Mr. Wasserman is a partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company.

(10) Includes (i) an option to purchase 50,000 shares of Common Stock granted under the Directors' Option Plan and (ii) 4,300,000 shares of Common Stock held by Montpilier. Montpilier is indirectly owned by Mr. Grand.

(11)     Includes options to purchase a total of 480,500 shares of Common Stock.

VOTING AGREEMENT

Michael M. Grand and Montpilier, Gluckman Family Trust, Fred Gluckman, as Trustee of the Gluckman Family Trust, Andreoli Family Trust, Vera Ellen Andreoli, as Trustee of the Andreoli Family Trust and Robert A. Steiner (collectively, the "Investor Group") and certain other of the Company's shareholders are parties to a Voting Agreement, effective July 1, 1999, that provides that to the extent that any of the members of the Investor Group or certain of the Company's shareholders are the legal or beneficial owner of any shares of the Company's voting stock, they will vote those shares:

         (1) in favor of electing Michael M. Grand, Paul B. Silverman and Andrew H. Kent (so long as each desires to serve) or their respective replacement appointed by Mr. Grand to the Company's Board of Directors; and

         (2) in favor of electing Fred Gluckman, Robert A. Steiner and Paul Hatch (so long as each desires to serve) or their respective replacement appointed by vote or consent of a majority of the shares held by the former IXATA shareholders to the Company's Board of Directors.

The Voting Agreement will terminate on the first to occur of:

         (1) the mutual written agreement of all of the parties to terminate the Voting Agreement;

         (2) the death or dissolution of the last of certain parties to the Voting Agreement;

         (3) the sale of 80% or more of the Company's outstanding capital stock;

         (4) certain parties to the Voting Agreement cease to collectively own at least 25% of the Company's outstanding voting stock on a fully diluted basis; or

         (5)  the fifth anniversary of the Voting Agreement.

The Voting Agreement covers 8,850,000 shares of the Company's Common Stock, representing 59.6% of the outstanding shares of Common Stock on a fully diluted basis.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


On February 1, 1999, IXATA.COM and Tel.n.Form, Inc. ("Tel.n.Form") entered into a management and support agreement whereby Tel.n.Form agreed to provide selected consulting services to support IXATA.COM's business development through December 31, 1999. The agreement also provided that IXATA.COM would reimburse Tel.n.Form for use of certain shared expenses such as office space and computer facilities. After completion of the acquisition of IXATA.COM by the Company on July 1, 1999, the Company continued the Tel.n.Form agreement to minimize any potential disruption of IXATA.COM's operations and support the transition to the Company. For support services provided by Tel.n.Form, the Company incurs total costs of approximately $23,840 per month. The Company believes costs incurred under the agreement are reasonable and no more than it would incur under an agreement with an unaffiliated third party. The support services agreement expired on December 31, 1999 and to minimize any disruption of operations, the Company continued selected support services, such as office space and shared computer facilities, as needed, on a month-by-month basis consistent with the agreement. Since the Company has added additional IXATA.COM management personnel, expanded the IXATA.COM staff and has now fully incorporated IXATA.COM into the Company, it no longer requires the services provided by Tel.n.Form. The Company has notified Tel.n.Form that the agreement will be terminated in its entirety.

The majority owner of Tel.n.Form is the Gluckman Family Trust, which is a significant shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management." Fred Gluckman, who currently serves as Executive Vice President - Technology and Automation of IXATA.COM, and as a Director of the Company, is the Chairman of the Board of Tel.n.Form. Mr. Gluckman also serves as a trustee of the Gluckman Family Trust. Vera Ellen Andreoli is the Trustee of the Andreoli Family Trust, which is a significant shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management." Mrs. Andreoli also provides consulting services to Tel.n.Form, and Mrs. Andreoli's husband is a significant owner of Tel.n.Form and a Tel.n.Form employee and provided selected consulting services to IXATA.COM under the management services agreement.

In October 1999, the Company appointed Robert Steiner President of the Company's IXATA.COM subsidiary. Mr. Steiner, one of the co-founders of IXATA.COM, provided services to IXATA.COM under a consulting contract entered into prior to the Company purchasing the subsidiary. The consulting contract was a renewable, one-year contract in an amount of $9,000 per month to be paid to Mr. Steiner. The Company entered into an a employment agreement with Mr. Steiner in April of 2000 and the consulting agreement has been cancelled. See "Executive Compensation."

Fred Gluckman currently serves as Executive Vice President - Technology and Automation of IXATA.COM. Mr. Gluckman, one of the co-founders of IXATA.COM, provides services to IXATA.COM under a consulting contract entered into prior to the Company purchasing the subsidiary. The Company is currently negotiating an employment contract with Mr. Gluckman. The consulting contract is a renewable, one-year contract in an amount of $10,000 per month to be paid to Mr. Gluckman. The Company expects to finalize the employment agreement in the second quarter of 2000.

Steven L. Wasserman, a former director and the present Secretary of the Company, is a partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company.

                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:                                                   PAGE

     Independent Auditors' Report...............................................................................F-1
     Consolidated Balance Sheet at December 31, 1999 and 1998...................................................F-2
     Consolidated Statement of Operations for the twelve months ended
          December 31, 1999 and 1998............................................................................F-3
     Statement of Stockholders' Equity for the twelve months ended December 31, 1999............................F-4
     Consolidated Statement of Cash Flows for the twelve months ended
          December 31, 1999 and 1998............................................................................F-5
     Notes to Consolidated Financial Statements.................................................................F-6

     There are no other accounting schedules required by applicable accounting regulations of the Securities and Exchange Commission.


(b)  REPORTS ON FORM 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

(c) EXHIBITS:


    ----------------------------------------------------------------------------
         2.1   Stock Purchase Agreement among Montpilier Holdings, Inc.,
               SecurFone America, Inc., Material Technology, Inc. and Robert
               M. Bernstein dated as of February 17, 1997, (incorporated by reference to the Company's Form 10-K filed by the Company for the fiscal year end 1996)
    ----------------------------------------------------------------------------
         3.1   The Company's Amended and Restated Certificate of
               Incorporation (incorporated by reference to the Company's S-1
               Registration Statement as filed with the Securities and
               Exchange Commission (File No. 33-83526))
    ----------------------------------------------------------------------------
         3.2   The Company's Bylaws (incorporated by reference to the
               Company's S-1 Registration Statement as filed with the
               Securities and Exchange Commission (File No. 33-83526))
    ----------------------------------------------------------------------------
         3.3   Certificate of Amendment of Certificate of Incorporation of
               SecurFone America, Inc. dated January 31, 2000 (incorporated by reference to the Company's Form 10-QSB for the Quarter
               ended June 30, 1999 as filed with the Securities and Exchange
               Commission on March 10, 2000 (File No. 33-83526))
    ----------------------------------------------------------------------------
         4.1   Class A Convertible Preferred Stock Certificate of
               Designations (incorporated by reference to the Company's S-1
               Registration Statement as filed with the Securities and
               Exchange Commission (File No. 33-83526))
    ----------------------------------------------------------------------------
         4.2   Class B Convertible Preferred Stock Certificate of
               Designations (incorporated by reference to the Company's S-1
               Registration Statement as filed with the Securities and
               Exchange Commission (File No. 33-83526))
    ----------------------------------------------------------------------------
         10.1  The Company's 1997 Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No.
               333-40379))
    ----------------------------------------------------------------------------


                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

         10.2  The Company's 1997 Director's Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File
               No.333-40379))
    ----------------------------------------------------------------------------
         10.3  Employment Agreement, effective as of October 24, 1997, between the Company and Derek Davis (incorporated by reference to the Company's S-8 Registration Statement as filed with the
               Securities and Exchange Commission (File No. 333-40379))
    ----------------------------------------------------------------------------
         10.4  Executive Employment Agreement, entered into as of November 1,
               1997, between William P. Stueber, II and the Company
               (incorporated by reference to the Company's Annual Report on
               Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999
               (File No. 33-83526))
    ----------------------------------------------------------------------------
         10.5  Settlement Agreement and Mutual Release, entered into between
               William P. Stueber, II and the Company (incorporated by
               reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No.
               33-83526))
    ----------------------------------------------------------------------------
         10.6  Executive Employment Agreement, entered into as of November 1,
               1998, between Paul B. Silverman and the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No.
               33-83526))
    ----------------------------------------------------------------------------
         10.7  Purchase Agreement, dated February 1999, between the Company and Teledata World Services, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and
               Exchange Commission on September 28, 1999 (File No. 33-83526))
    ----------------------------------------------------------------------------
         10.8  Security Agreement, dated February 1999, between the Company and Teledata World Services, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and
               Exchange Commission on September 28, 1999 (File No. 33-83526))
    ----------------------------------------------------------------------------
         10.9  Secured Promissory Note in the original principal amount of
               $248,000, dated February 1999, of the Company payable to
               Teledata World Services, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
               December 31, 1998 as filed with the Securities and Exchange
               Commission on September 28, 1999 (File No. 33-83526))
    ----------------------------------------------------------------------------
         10.10 First Amendment to Purchase Agreement, dated April 1999, between Teledata World Services, Inc. and the Company
               (incorporated by reference to the Company's Annual Report on
               Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999
               (File No. 33-83526))
    ----------------------------------------------------------------------------
         10.11 Stock Purchase Agreement, by and among the Company, Montpiler
               Holdings, Inc., IAXATA.COM, Inc., and all of the shareholders of IXATA, dated July 1, 1999 (incorporated by reference to the
               Company's 8-K Current Report as filed with the Securities and
               Exchange Commission on July 20, 1999 (File No. 033-83526))
    ----------------------------------------------------------------------------
         10.12 Voting agreement, by and among the Company and certain stockholders of the Company, dated July 1, 1999 (incorporated by reference to the Company's 8-K Current Report as filed with the Securities and Exchange Commission on July 20, 1999 (File
               No. 033-83526))
    ----------------------------------------------------------------------------
         10.13 Management Services and Support Agreement dated February 1,
               1999, between Tel.n.Form, Inc. and IXATA.COM (incorporated by reference to the Company's Form 10-QSB for the Quarter ended
               June 30, 1999 as filed with the Securities and Exchange
               Commission on March 10, 2000 (File No. 33-83526))
    ----------------------------------------------------------------------------



                              THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

         10.14 Executive Employment Agreement dated as of August 24, 1999, between Andrew H. Kent and the Company (incorporated by
               reference to the Company's Form 10-QSB for the Quarter ended
               June 30, 1999 as filed with the Securities and Exchange
               Commission on March 10, 2000 (File No. 33-83526))
    ----------------------------------------------------------------------------
         10.15 Letter Agreement dated as of November 9, 1999 extending the term of the Executive Employment Agreement between Paul B.
               Silverman and the Company (incorporated by reference to the
               Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10,
               2000 (File No. 33-83526))
    ----------------------------------------------------------------------------
         10.16 Registration Rights Agreement for November, 1999, private placement equity investment offering (incorporated by
               reference to the Company's Form 10-QSB for the Quarter ended
               June 30, 1999 as filed with the Securities and Exchange
               Commission on March 10, 2000 (File No. 33-83526))
    ----------------------------------------------------------------------------
         10.17 Executive Employment Agreement dated as of April 17, 2000, between Robert Steiner and the Company
    ----------------------------------------------------------------------------
         10.18 Letter Agreement dated as of April 17, 2000 extending and modifying the terms of the Executive Employment Agreement
               between Paul B. Silverman and the Company
    ----------------------------------------------------------------------------
         10.19 Letter Agreement dated as of April 17, 2000 extending and modifying the terms of the Executive Employment Agreement
               between Andrew H. Kent and the Company
    ----------------------------------------------------------------------------
         23.1  Consent of Nation Smith Hermes Diamond, APC
    ----------------------------------------------------------------------------
         24.1  Reference is made to the Signatures section of this Report for the Power of Attorney
    ----------------------------------------------------------------------------
         27.1  Financial Data Schedule
    ----------------------------------------------------------------------------

                             THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES) (A DEVELOPMENT STAGE COMPANY)



                             CONSOLIDATED FINANCIAL STATEMENTS
                             Years Ended December 31, 1999 and 1998
                             and for the Period from Inception (May 20, 1996) to December 31, 1999


                                                                         THE IXATA GROUP, INC. AND SUBSIDIARIES
                                                            (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                                                  (A DEVELOPMENT STAGE COMPANY)

                                                                                                       CONTENTS
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


         INDEPENDENT AUDITORS' REPORT                                                                   3


         CONSOLIDATED FINANCIAL STATEMENTS
                  Consolidated Balance Sheets                                                           4
                  Consolidated Statements of Operations                                                 5
                  Consolidated Statements of Stockholders' Equity (Deficit)                           6-7
                  Consolidated Statements of Cash Flows                                               8-9
                  Notes to Consolidated Financial Statements                                        10-32

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
THE IXATA GROUP, INC.

We have audited the accompanying consolidated balance sheet of THE IXATA GROUP, INC. AND SUBSIDIARIES (formerly SecurFone America, Inc. and Subsidiaries) (a development stage company) (the "Company") (see Note 1(a)) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from inception (May 20, 1996) to December 31, 1999, except that we did not audit the consolidated financial statements for the period from inception (May 20, 1996) through December 31, 1998, these consolidated financial statements were audited by other auditors and whose report dated August 25, 1999 expressed a going concern uncertainty. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of THE IXATA, GROUP INC. AND SUBSIDIARIES (formerly SecurFone America, Inc. and Subsidiaries) (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 and from inception (May 20, 1996) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company incurred net losses of $2,172,825 and $4,304,943 for the years ended December 31, 1999 and 1998, respectively, and $11,634,899 for the period from inception (May 20, 1996) to December 31, 1999 and had working capital deficits of $2,145,081 and $976,346 as of December 31, 1999 and 1998, respectively, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 7, 2000


                                                                                    THE IXATA GROUP, INC. AND SUBSIDIARIES
                                                                       (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                                                             (A DEVELOPMENT STAGE COMPANY)

--------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                                                                         1999                  1998
--------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

   Cash and cash equivalents (Note 15(a))                                             $326,145                $1,532
   Marketable equity security (Note 1(g) and 2)                                         24,000                     -
   Accounts receivable - net of allowance for doubtful
     accounts of $0 and $43,568 in 1999 and 1998,
     respectively (Note 1(i))                                                          259,783                 7,138
   Prepaid assets                                                                            -                35,000
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   609,928                43,670

FIXED ASSETS - NET (Notes 1(h) and 3)                                                   62,186               174,936

GOODWILL - NET (Notes 1(h) and 4)                                                    6,034,377                     -
OTHER ASSETS - NET (Note 5)                                                              9,558                 1,225
--------------------------------------------------------------------------------------------------------------------------
                                                                                    $6,716,049              $219,831
--------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   THE IXATA GROUP, INC. AND SUBSIDIARIES
                                                                      (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                                                            (A DEVELOPMENT STAGE COMPANY)

                                                                                              CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999                                                                         1999                  1998
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable (Note 6)                                                         $    627,293          $    291,356
   Current portion of capitalized leases (Note 14)                                      99,814                47,449
   Accounts payable and accrued expenses                                               327,017               489,400
   Related party payables (Note 10)                                                    369,500                     -
   Deferred revenue                                                                    114,339                     -
   Accrued payroll and related taxes (Note 10)                                         243,809               111,544
   Accrued interest                                                                    229,237                80,267
   Acquisition cost payable (Note 4)                                                   744,000                     -
-------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                            2,755,009             1,020,016

-------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT (Note 7)                                                              1,440,450             1,358,696

CAPITALIZED LEASES, LESS CURRENT MATURITIES (Note 14)                                        -                59,311
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    4,195,459             2,438,023

COMMITMENTS AND CONTINGENCIES (Notes 1(c), 14 and 15)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock; 10,000,000 shares authorized,
     no shares issued and outstanding (Note 8(a))                                            -                     -
   Common stock, $.001 par value; 100,000,000 shares
     authorized, 12,011,672 and 6,091,881 shares
     issued and outstanding, respectively (Note 8(b))                                   12,012                 6,092
   Stock subscriptions receivable                                                       (2,963)                    -
   Additional paid-in capital (Note 8(d))                                           14,422,440             7,237,790
   Deficit accumulated during the development stage                                (11,634,899)           (9,462,074)
   Accumulated other comprehensive loss:
     Unrealized holding loss on marketable securities (Note 2)                        (276,000)                    -
-------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity (deficit)                                                 2,520,590            (2,218,192)
-------------------------------------------------------------------------------------------------------------------------
                                                                                  $  6,716,049          $    219,831
-------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                   THE IXATA GROUP, INC. AND SUBSIDIARIES
                                                                      (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                                                            (A DEVELOPMENT STAGE COMPANY)

                                                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                                                                                         Period from
                                                                                                           Inception
                                                                   YEARS ENDED DECEMBER 31,           (May 20, 1996)
                                                                 --------------------------------    to December 31,
                                                                           1999             1998                1999
-------------------------------------------------------------------------------------------------------------------------
REVENUES                                                            $   271,589      $          -     $     271,589
COSTS, EXPENSES AND OTHER
 Selling, general and administrative expenses
    (including stock-based compensation of
    $264,000 in 1999 and the period from inception
    (May 20, 1996) to December 31, 1999)
    (Notes 1(n) and 8(b))                                            (2,315,868)                -        (2,315,868)
  Gain on disposal of subsidiary (Note 13)                              708,419                 -           708,419
 Restructuring charge
    (including stock-based compensation of
    $1,620,000 and $6,211,000 for 1998 and the
    period from inception (May 20, 1996)
    to December 31, 1999, respectively) (Note 1(b))                    (505,832)       (4,354,943)      (10,017,906)
  Interest expense                                                     (256,337)                -          (256,337)
 Loss on impairment of fixed assets (Note 1(h))                         (59,543)                -           (59,543)
  Realized gain on sale of marketable securities                              -            50,000            50,000
 Cost of revenues                                                       (17,278)                -           (17,278)
  Interest income                                                         2,025                 -             2,025
-------------------------------------------------------------------------------------------------------------------------
TOTAL COSTS, EXPENSES AND OTHER                                      (2,444,414)       (4,304,943)      (11,906,488)
-------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                            $(2,172,825)     $ (4,304,943)     $(11,634,899)
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE:
   Net Loss                                                         $     (0.25)     $      (0.72)
-------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE SHARES OUTSTANDING                                   8,524,155         5,949,174
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                             THE IXATA GROUP, INC. AND SUBSIDIARIES
                                                                                (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Accumulated
                                                      Common Stock                                Additional      Deficit During
                                              --------------------------     Subscriptions           Paid-in         Development
                                                  Shares        Amount          Receivable           Capital               Stage
                                              --------------------------   --------------------------------------------------------
INITIAL ISSUANCE OF COMMON STOCK -
   May 20, 1996                                4,000,000     $  39,973           $       -       $   935,827         $         -
Net loss                                               -             -                   -                 -            (385,462)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                   4,000,000     $  39,973           $       -       $   935,827         $  (385,462)
Sale of stock - 1997                             120,000         1,200                   -           118,800                   -
Merger with Material Tech -
   August 1, 1997                              1,000,216       (36,173)                  -            36,173                   -
Stock options granted -
   August to November 1997                             -             -                   -         1,227,250                   -
Contingent shares issued -
   December 31, 1997                             620,000           740                   -         3,099,260                   -
Net loss                                               -             -                   -                 -          (4,771,669)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                   5,740,216     $   5,740           $       -       $ 5,417,310         $(5,157,131)
Stock options granted - January 6, 1998                -             -                   -         1,620,000                   -
Stock options exercised -
   March 19, 1998                                225,000           225                   -            22,275                   -
Stock issued - May 12, 1998                       35,000            35                   -           139,965                   -
Stock options exercised -
   August 6, 1998                                 50,000            50                   -             4,950                   -
Stock issued for services -
   November 17, 1998                              41,665            42                   -            33,290                   -
Net loss                                               -             -                   -                 -          (4,304,943)
-----------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                                                    Accumulated
                                                          Other
                                                  Comprehensive
                                                           Loss              Total
                                            -------------------------------------------
INITIAL ISSUANCE OF COMMON STOCK -
May 20, 1996                                         $        -      $     975,800
Net loss                                                      -           (385,462)
---------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                         $        -      $     590,338
Sale of stock - 1997                                          -            120,000
Merger with Material Tech -
   August 1, 1997                                             -                  -
Stock options granted -
   August to November 1997                                    -          1,227,250
Contingent shares issued -
   December 31, 1997                                          -          3,100,000
Net loss                                                      -         (4,771,669)
---------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                         $        -      $     265,919
Stock options granted - January 6, 1998                       -          1,620,000
Stock options exercised -
   March 19, 1998                                             -             22,500
Stock issued - May 12, 1998                                   -            140,000
Stock options exercised -
   August 6, 1998                                             -              5,000
Stock issued for services -
   November 17, 1998                                          -             33,332
Net loss                                                      -         (4,304,943)
---------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                             THE IXATA GROUP, INC. AND SUBSIDIARIES
                                                                                (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                                                                      (A DEVELOPMENT STAGE COMPANY)

                                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Accumulated
                                                      Common Stock                                Additional      Deficit During
                                              --------------------------     Subscriptions           Paid-in         Development
                                                  Shares        Amount          Receivable           Capital               Stage
                                              --------------------------   --------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                   6,091,881      $  6,092             $      -      $ 7,237,790        $ (9,462,074)
Stock issued for debt and services -
   May 11 to 19, 1999                            121,766           122                    -          228,751                   -
Stock issued for advertising services -
   June 30, 1999                                  61,522            61                    -          103,757                   -
Acquired IXATA.COM, Inc. -
   July 1, 1999                                4,500,000         4,500               (3,107)       5,575,500                   -
Stock options exercised -
   August 18, 1999                                 9,500             9                    -            9,491                   -
Stock subscription received -
   August 25, 1999                                     -             -                  144                -                   -
Stock issued for legal services -
   December 15, 1999                              50,000            50                    -           62,450                   -
Private placement, net of expenses -
   November 1999                               1,177,003         1,177                    -          940,426                   -
Compensation expense related to
   stock options issued                                -             -                    -          264,275                   -
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                            -             -                    -                -          (2,172,825)
   Unrealized holding loss on
     marketable securities                             -             -                    -                -                   -
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                  12,011,672      $ 12,011             $ (2,963)     $14,422,440        $(11,634,899)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                                    Accumulated
                                                          Other
                                                  Comprehensive
                                                           Loss              Total
                                            -------------------------------------------
BALANCE AT DECEMBER 31, 1998                       $         -      $  (2,218,192)
Stock issued for debt and services -
   May 11 to 19, 1999                                        -            228,873
Stock issued for advertising services -
   June 30, 1999                                             -            103,818
Acquired IXATA.COM, Inc. -
   July 1, 1999                                              -          5,576,893
Stock options exercised -
   August 18, 1999                                           -              9,500
Stock subscription received -
   August 25, 1999                                           -                144
Stock issued for legal services -
   December 15, 1999                                         -             62,500
Private placement, net of expenses -
   November 1999                                             -            941,603
Compensation expense related to
   stock options issued                                      -            264,275
---------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                  -         (2,172,825)
   Unrealized holding loss on
     marketable securities                            (276,000)          (276,000)
---------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                       $  (276,000)     $   2,520,589
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                                                                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                                     Period from
                                                                                                                       Inception
                                                                          YEARS ENDED DECEMBER 31,                (May 20, 1996)
                                                                       ------------------------------------      to December 31,
                                                                                1999                1998                    1999
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $  (2,172,825)       $ (4,304,943)          $(11,634,899)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                           703,102              68,266                892,107
     Gain on sale of subsidiary                                             (708,419)                  -               (708,419)
     Net loss on stock issued for debt and services                            4,390                   -                  4,390
     Stock issued for services                                               103,818                   -                103,818
     Loss on impairment of fixed assets                                       59,543                   -                 59,543
     Stock options granted and contingent shares issued                      264,275           1,620,000              6,211,525
   Change in operating assets and liabilities:
     Accounts receivable                                                    (249,049)             27,966               (256,187)
     Notes receivable                                                              -              89,353                  5,833
     Royalties receivable                                                          -             100,000                      -
     Inventory                                                                     -              22,153                      -
     Intangible and other assets                                                   -             261,293                (56,680)
     Prepaid assets                                                           38,425             (35,000)                 3,425
     Accounts payable, accrued payroll and accrued expenses                   87,966             408,343                734,187
     Related party payables                                                  194,364                   -                194,364
     Deferred revenue                                                        103,094                   -                103,094
     Accrued interest                                                        148,970                   -                148,970
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (1,422,346)         (1,742,569)            (4,194,929)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of subsidiary and related assets                       498,000                   -                498,000
   Acquisition of goodwill (investment in subsidiary)                       (181,931)                  -               (181,931)
   Cash acquired in acquisition of subsidiary                                 46,978                   -                 46,978
   Purchases of fixed assets                                                 (44,715)            (12,212)              (359,032)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          318,332             (12,212)                 4,015
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of common stock                                    951,247             224,200              2,271,247
   Proceeds from issuance of long-term debt and notes payable                631,754           1,572,055              2,316,796
   Principal payments on notes payable                                      (147,428)                  -               (147,428)
   Principal payments on capital leases                                       (6,946)            (47,449)               (83,206)
   Proceeds from capitalized lease                                                 -                   -                159,650
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  1,428,627           1,748,806              4,517,059
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         324,613              (5,975)               326,145
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               1,532               7,507                      -
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     326,145        $      1,532           $    326,145
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                                                                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                                     Period from
                                                                                                                       Inception
                                                                         YEARS ENDED DECEMBER 31,                 (May 20, 1996)
                                                                       -----------------------------------       to December 31,
                                                                               1999                 1998                    1999
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                 $73,056             $104,125               $257,467
   Income taxes                                                             $ 1,600             $  1,600               $  4,800
--------------------------------------------------------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:

On July 1, 1999, the Company acquired IXATA, Inc. for 4,500,000 shares of common stock. A summary of the acquired goodwill is as follows:

Acquisition of:

   Negative working capital other than cash                              $ (255,152)
   Fixed assets                                                              23,274
   Intangibles and other assets                                               9,333
   Long-term debt assumed                                                  (173,365)
-------------------------------------------------------------------------------------
   Net assets acquired                                                     (395,910)
   Fair value of stock issued                                             5,580,000
   Broker fee                                                               744,000
   Acquired cash                                                            (46,978)
   Direct expenses of acquisition                                            31,931
-------------------------------------------------------------------------------------
   Total consideration given                                              6,308,953
-------------------------------------------------------------------------------------
   Goodwill acquired                                                     $6,704,863
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

In March 1997, the Company acquired $159,650 of fixed assets under a sale-leaseback arrangement, which was being accounted for as a capital lease agreement.

On December 3, 1997, the Company issued 620,000 conditional shares of common stock pursuant to various employment, retainer, consulting and fee arrangements with a fair value of approximately $3,100,000. The fair value of the shares was calculated using the closing price surrounding the issuance date. See Note 8(b).

On November 17, 1998, the Company issued 41,665 shares of common stock for investment banking services and bridge funding with a fair value of approximately $33,000. The fair value of the shares was calculated using the closing price surrounding the issuance date. See Note 8(b).

During 1999, the Company issued 233,288 shares of common stock to satisfy debt related to professional services with a fair value of approximately $395,000. The fair value of the shares was calculated using the closing price surrounding the issuance dates. See Note 8(b).

During 1999, 1998 and the period from inception (May 20, 1996) to December 31, 1999, the Company granted stock options to purchase 575,000, 550,000, and 430,900 shares, respectively, of the Company's common stock. These stock options were valued in accordance with SFAS 123 at approximately $264,000, $1,620,000 and $3,111,000, respectively. See Note 8(d).

During 1999, the Company acquired 600,000 shares of common stock at a fair market value of $.50 per share as proceeds from the sale of certain assets held in its wholly-owned subsidiary, SecurFone, Inc. The change in the unrealized holding loss on marketable securities was $276,000 for 1999. See Note 2.
--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

1.    SUMMARY OF              A summary of the Company's significant accounting
      SIGNIFICANT             policies applied consistently inthe preparation
      ACCOUNTING              of the accompanying consolidated financial
      POLICIES                statements follows.


(a)   ORGANIZATION            THE IXATA GROUP, INC. AND SUBSIDIARIES (formerly
                              SecurFone America, Inc. and Subsidiaries) (the
                              "Company") was incorporated in Delaware.

                              The Company was originally organized (under the name of SecurFone America, Inc.) to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999, the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing a company whose business thrust is in line with the new strategy.

                              On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation. On August 1, 1997, Material Technology, Inc. was renamed SecurFone America, Inc. In April of 1999, SecurFone, Inc. changed its name to SecurFone Services, Inc. and a new subsidiary was formed named SecurFone, Inc. This new subsidiary was subsequently sold (see Note
                              13). On July 1, 1999, the Company acquired IXATA, Inc. (see Note 4). On January 31, 2000, SecurFone America, Inc. changed its name to The IXATA Group, Inc.

                               As discussed in Note 13, the Company sold its wholly-owned subsidiary, SecurFone, Inc. The losses from inception in the cellular industry have been reclassified as a restructuring charge. As a result of the sale of the assets in this subsidiary, the Company recognized a gain of approximately $708,000.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(b)   DEVELOPMENT             Effective July 1, 1999, the Company is principally
      STAGE                   engaged in developing, marketing STAGE and
      OPERATIONS              providing global Internet-based
                              business-to-business ("B2B") electronic commerce services for the corporate travel and hospitality markets. Because the Company had not generated significant revenues as of December 31, 1999, the Company believes it is in the development stage at December 31, 1999. The Company also contracts authorizing certain strategic partners to sublicense its software. The Company invested significant capital and effort in development of its databases, software and customer base throughout 1999.

(c)   GOING CONCERN           The accompanying consolidated financial statements
                              as of December 31, 1999 have been prepared assuming the Company will continue as a going concern. However, the Company had working capital deficits of $2,145,081 and $976,346 as of December
                              31, 1999 and 1998, respectively, and incurred net losses of $2,172,825, $4,304,943 and $11,634,899 for the years ended December 31, 1999 and 1998 and for the period from inception (May 20, 1996) to December 31, 1999, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                              To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, the Company is pursuing a multiple phase strategy and has retained an investment banking firm, Scott & Stringfellow, Inc. ("S&S") to assist and advise the Company in the process. During the initial phase, from November 1999 to April 2000, the Company secured financing from private investors in exchange for shares of the Company's common stock, raising a net amount of $1.8 million from these individuals. The second phase of the financing plan is to raise between $2.5 million and $10 million in equity from strategic and institutional investors. This phase is currently underway, with both strategic and institutional investors identified and expressing interest to an equity investment in the Company. There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              necessary to meet the Company's needs.

(d)   PRINCIPLES OF           The consolidated financial statements include the
      CONSOLIDATION           accounts of the Company and its wholly-owned
                              subsidiaries, SecurFone Services, Inc., SecurFone,
                              Inc. and IXATA, Inc. (a California corporation).

                              All significant intercompany balances and transactions have been eliminated in the consolidation.

(e)   USE OF                  The preparation of financial statements in
      ESTIMATES               conformity with generally accepted accounting
                              principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                              Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

(f)   CASH AND                The Company considers all highly liquid
      CASH                    investments with an original maturity of three
      EQUIVALENTS             months or less to be cash equivalents.

(g)   MARKETABLE              The Company's investments in marketable equity
      SECURITIES              securities are being accounted for in accordance
                              with Statement of Financial Accounting Standards
                              No. 115 (SFAS 115), and are classified as available-for-sale securities. In accordance with
                              SFAS 115, the unrealized loss was recorded as a separate component of stockholder's equity
                              (deficit).

(h)   FIXED ASSETS            Fixed assets are depreciated over the estimated
      AND GOODWILL            useful lives of the related assetsusing an
      (LONG-LIVED             accelerated depreciation method over periods of
      ASSETS)                 three to five years.

                              Goodwill was created upon the acquisition of the Company's subsidiary. Intangible assets are amortized over their estimated future useful lives on a straight-line basis over three to five years. Long-

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              lived assets are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued

(h)   FIXED ASSETS            in accordance with Statement of Financial
      AND GOODWILL            Accounting Standards No. 121, "Accounting for the
      (LONG-LIVED             Impairment of Long-Lived Assets and for Long-Lived
      ASSETS), CONT'D         Assets to be Disposed Of."

                              During 1999, management determined that certain equipment in service became impaired and is no longer used in operations. The net book value at the time of impairment was written off as a loss on impairment of fixed assets.

(i)  REVENUE                  The Company recognizes revenue from transaction
     RECOGNITION              revenues and sales of subscriptions. Transaction
                              revenues are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Subscription revenues are recognized over the period of the subscription. An allowance has been proved for uncollectible accounts based on management's evaluation of the accounts and the customer's history.

(j)   INCOME TAXES            Deferred income taxes are recognized for the tax
                              consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
                              Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

(k)   COMPREHENSIVE           In 1997, the Financial Accounting Standards Board
      INCOME                  issued Statement of Financial Accounting Standards
                              No. 130, "Reporting Comprehensive Income." The
                              Company adopted this Statement in 1998. In accordance with the Statement, comprehensive income is

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              presented in the consolidated statements of stockholders' equity (deficit).

(l)   NEW                     Statement of Financial Accounting Standards No.
      ACCOUNTING              133, "Accounting for Derivative Instruments and
      PRINCIPLE               Hedging Activities," established accounting and
                              reporting standards for derivative instruments.
                              The Company has not in the past, nor does it anticipate that it will, engage in transactions involving derivative instruments which will impact the consolidated financial statements.

(m)   START UP                Effective December 31, 1998, the Company
      COSTS                   retroactively changed its method of recognizing
                              start-up costs in its consolidated financial statements to conform with the pronouncement of the AICPA's, Statement of Position No. 98-5,
                              "Reporting on the Costs of Start-Up Activities."
                              The Company previously amortized these costs over a five-year period beginning January 1, 1997, using the straight-line method. The pronouncement requires start-up costs to be expensed as incurred. As a result, the cumulative effect of applying the new method retroactively was not material.

(n)   COMMON STOCK            The Company has valued its stock and stock options
      AND STOCK               at fair value in accordance with the accounting
      OPTIONS                 prescribed in SFAS 123, "Accounting for
                              Stock-based Compensation," which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

(o)   NET LOSS PER            Net loss per common share has been computed on the
      COMMON SHARE            basis of the weighted average number of shares
                              outstanding, according to the rules of Statement of Financial Accounting Standards No. 128,
                              "Earnings per Share." Diluted net loss per share has not been presented as the computation would result in anti-dilution.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(p)   FINANCIAL               The Company's financial instruments consist
      INSTRUMENTS             primarily of cash, accounts receivable and notes
                              payable. These financial instruments are stated at their respective carrying values, which approximate their fair values.

(q)   RECLASSIFICATIONS       Certain accounts in the prior period's
                              consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's consolidated financial statements. These reclassifications have no effect on the financial position or change in net assets of the Company.

2.    MARKETABLE              The cost, unrealized holding loss and fair market
      SECURITIES              value of marketable securities are as follows:


                                                                                   Unrealized
                                                                    Cost          Holding Loss        Fair Value
                                                              ---------------------------------------------------
                              December 31, 1999                $ 300,000            $ (276,000)         $ 24,000
                              -----------------------------------------------------------------------------------
                              -----------------------------------------------------------------------------------

                              The net changes in unrealized holding loss on securities available for sale charged to stockholder's equity (deficit) in 1999 was $276,000. As it is not more likely than not that the Company will benefit from the realization of this loss, no tax benefit has been recorded (see Notes 4 and 12).

                              In 1998, the Company exchanged its investment in marketable securities for settlement of a $50,000 note payable. The marketable securities had no cost basis.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

3. FIXED ASSETS               Fixed assets consisted of the following:


                              DECEMBER 31,                                     1999                1998
                              -----------------------------------------------------------------------------
                              Computer hardware                              $56,606             $190,373
                              Computer software                                7,383               88,901
                              Office furniture and equipment                   3,000               35,043
                              -----------------------------------------------------------------------------
                                                                              66,989              314,317
                              Accumulated depreciation                        (4,803)            (139,381)
                              -----------------------------------------------------------------------------
                                                                             $62,186             $174,936
                              -----------------------------------------------------------------------------
                              -----------------------------------------------------------------------------

                              Depreciation expense was approximately $31,000, $51,000 and $130,000 for 1999 and 1998 and for
                              the period from inception (May 20, 1996) to December 31, 1999, respectively.

4.    ACQUISITIONS            On July 1, 1999, the Company issued 4,500,000
                              shares of restricted common stock and acquired all of the outstanding shares of IXATA, Inc.
                              ("IXATA.COM") which was incorporated in February
                              1999. IXATA.COM was a development stage company in the business-to-business e-commerce travel industry. The acquisition was accounted for using the purchase method of accounting and intangible assets are being amortized using the straight-line method. Initial purchase price includes stock issued at the date of acquisition, direct acquisition costs and any guaranteed future consideration. The fair value of the shares issued was $1.24 per share and was calculated using the average daily closing prices surrounding the acquisition. The total purchase price was valued at $6.7 million including approximately $396,000 of excess liabilities over assets acquired. Also included in the acquisition price was 600,000 shares of restricted common stock issued to the business broker valued at $744,000 and approximately $32,000 of direct acquisition expenses. The resulting goodwill of $6.7 million is being amortized over sixty months.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              Goodwill from the IXATA.COM acquisition consisted of the following:


                              DECEMBER 31, 1999
                             --------------------------------------------------------------------------------
                              Goodwill                                                           $6,704,863
                              Accumulated amortization                                             (670,486)
                             --------------------------------------------------------------------------------
                                                                                                 $6,034,377
                             --------------------------------------------------------------------------------
                             --------------------------------------------------------------------------------

                              Amortization expense was $670,486 for 1999.

                              The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and its subsidiaries as if the acquisitions had occurred on February 4, 1999, with pro forma adjustments to give effect to amortization of goodwill and other intangible assets and certain other adjustments:


                              (IN THOUSANDS, EXCEPT EARNING PER SHARE AMOUNTS)
                             -------------------------------------------------------------------------------
                              PERIOD ENDED DECEMBER 31, 1999
                             -------------------------------------------------------------------------------
                              Net revenues                                                       $    273
                              Net losses                                                         $ (3,242)
                              Net loss per share                                                 $  (0.31)
                             -------------------------------------------------------------------------------
                             -------------------------------------------------------------------------------

5.    INTELLECTUAL            On February 16, 1999, IXATA.COM purchased
      PROPERTY                intellectual property from a company with
      AGREEMENT               substantially the same stockholders as IXATA, Inc.
                              for $10,000. The intellectual property consisted of the key software program used in its operations. This asset is being amortized on the straight-line basis over five years. Amortization expense was approximately $1,000 for both 1999 and the period from inception (May 20, 1996) to December 31, 1999.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


6.    NOTES                   Notes payable - short-term consisted of the
      PAYABLE -                following:
      SHORT-TERM

                              DECEMBER 31,                                                 1999               1998
                             ------------------------------------------------------------------------------------------
                               Note payable to a limited partnership
                                bearing 15% interest; principal and interest due
                                on November 1, 1999 and was extended as a
                                demand note; secured by a stock pledge
                                agreement.                                            $   300,000        $         -

                               Unsecured note payable; interest at 10% per annum.
                                Principal and unpaid interest were due January 30,
                                1999. The note was extended as a demand note.             130,000            130,000

                               Unsecured note payable to an unrelated party for
                                 advances made to the Company; interest at
                                 10% per annum. Principal and interest were due
                                 on September 1, 1999. The note was extended as
                                 a demand note.                                           130,000             10,000

                               Note payable for a settlement with the Company's
                                 former CEO to resolve all outstanding Company
                                 obligations related to his employment; assigned
                                 to an unrelated party in 1999; interest at
                                 12% per annum. Principal and unpaid interest due
                                 on demand.                                                50,000                  -

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

6.    NOTES                   Notes payable - short-term consisted of the
      PAYABLE -                following:
      SHORT-TERM,
      cont'd

                              DECEMBER 31,                                                 1999               1998
                             ----------------------------------------------------------------------------------------
                                 Account payable with a vendor converted to a
                                 note on June 21, 1999; interest at 8%;
                                 payable in $2,000 installments of
                                 principal and interest beginning July 1,
                                 1999.                                                     10,365                  -

                               A two-year unsecured note payable to a vendor
                                 under an agreement dated October 1997; interest
                                 at 6% per annum; monthly principal and interest
                                 payments of $1,407; unpaid balance is due
                                 within twelve months. Paid in full subsequent
                                 to December 31, 1999.
                                                                                            6,928             16,356
                               Note payable; interest at 10% per annum. The note was
                                secured with security interest in 50,000 shares of
                                the Company's common stock. Paid in 1999.
                                                                                                -            100,000
                               Note payable; interest at 10% per annum; due on
                                 February 18, 1999. Paid in 1999.
                                                                                                -             35,000
                             ----------------------------------------------------------------------------------------
                                                                                      $   627,293        $   291,356
                             ----------------------------------------------------------------------------------------
                             ----------------------------------------------------------------------------------------

7.   LONG-TERM                Long-term debt consisted of the following:
     DEBT

                               DECEMBER 31,                                               1999               1998
                              ----------------------------------------------------------------------------------------
                               Convertible debenture in the amount of
                                 $1,000,000 issued August 21, 1998 for
                                 advances made to the Company; interest at
                                 12%, payable quarterly; principal is
                                 payable on the earlier of 1) the Company's
                                 receipt of at least $8 million  proceeds

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

7.    LONG-TERM
      DEBT, cont'd

                               DECEMBER 31,                                                1999              1998
                              ----------------------------------------------------------------------------------------
                               from a public offering  of  Company
                                securities or 2) August 21, 2001.
                                Non-detachable warrants for 500,000 shares
                                exercisable at $2.72 per share were issued
                                in connection with the convertible
                                debenture.  The warrants expire on August             $ 1,000,000        $ 1,000,000
                                21, 2003.

                               Advances payable to unrelated parties and potential
                                investors who have committed the funds on a
                                long-term basis. Negotiations with various parties
                                have not characterized the debt and equity nature
                                of the funds or finalized interest rates, maturity
                                dates, repayment terms or other features for the
                                advances.                                                 430,450            358,696

                               Note payable to a related party; interest at 5%;
                                principal and interest are due on February 16,
                                2004 (see Note 4).                                         10,000                  -
                             ------------------------------------------------------------------------------------------
                                                                                      $ 1,440,450        $ 1,358,696
                             ------------------------------------------------------------------------------------------
                             ------------------------------------------------------------------------------------------

                              Future minimum principal payments on long-term debt are as follows:


                              YEAR ENDING DECEMBER 31,
                             ---------------------------------------------------
                              2000                        $         -
                              2001                          1,430,450
                              2002                                  -
                              2003                                  -
                              2004                             10,000
                             ---------------------------------------------------
                                                          $ 1,440,450
                             ---------------------------------------------------
                             ---------------------------------------------------

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

8.   STOCKHOLDERS'
      EQUITY

(a)   PREFERRED STOCK         At December 31, 1999, the Company had 10,000,000
                              authorized shares of Class B and Class A preferred stock. There were no shares of preferred stock outstanding at December 31, 1999 or 1998.

                              The Class B shares carry a liquidation preference equal to $10,000 per share in the event of a liquidation, dissolution or winding up of the Company. Shares of Class B preferred stock may be redeemed at the holder's option anytime after January 31, 2004.

                              The Class A preferred stock has a liquidation preference equal to $0.72 per share in the event of a liquidation, dissolution or winding up of the Company and can be converted into common shares based on a specified formula.

(b)  COMMON STOCK             At December 31, 1996, 30,000 shares, before the
                              stock split, of SecurFone America, Inc.'s stock were authorized and 3,000 shares were issued and outstanding.

                              On March 5, 1997, an additional 4,700,000 shares were authorized by the Board of Directors.

                              On March 6, 1997, the shareholders of SecurFone America, Inc. approved a stock split of 1,333,333 to 1 shares, increasing the 3,000 shares issued and outstanding to 4,000,000 shares with a par value of $.01 per share. The amount of $39,970 was transferred from the paid-in capital account to common stock account to record the stock split. All shares amounts have been retroactively changed to effect the split.

                              In 1997, 120,000 shares were issued as the result of two stock subscriptions in private placements.

                              Prior to the reorganization between SecurFone America, Inc. and Material Technology, Inc., as of July 31, 1997, Material Technology,

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(b)  COMMON STOCK,            Inc. had 100,000,000 shares authorized and
     CONT'D                   5,000,000 shares outstanding with a reverse split
                              of 1 for 10 resulting in 500,216 shares issued and outstanding. Also Material Technology, Inc. issued an additional 4,500,000 shares on July 31, 1997 for a total of 5,000,216 shares issued and outstanding. On August 1, 1997, SecurFone
                              America, Inc. completed a reorganization with Material Technology, Inc. whereby 4,000,000 shares issued and outstanding common stock of SecurFone, Inc. were exchanged for 4,500,000 shares issued and outstanding common stock of Material Technology, Inc. As a result of the reorganization, there were 5,000,216 shares issued and outstanding and 100,000,000 authorized shares of the Company's common stock. The amount of $36,173 was transferred from the common stock account to the additional paid-in capital account to reflect the par value change from $.01 to $.001 per share.

                              On December 3, 1997, the Company issued 620,000 conditional shares of common stock with a par value of $.001 per share registered with the Form S-8 filing (the "S-8 filing"). These shares were issued pursuant to various employment, retainer, consulting and fee agreements. As of December 31, 1997, all conditions of these shares had been met and $3,100,000 was recorded as selling, general and administrative (SG&A) expense, and as additions to the common stock and additional paid-in capital accounts at the issue date.

                              On August 6, 1998, 50,000 shares of common stock were issued on the exercise of stock options.

                              On November 17, 1998, the Company issued 41,665 unregistered shares of common stock in exchange for investment banking services and bridge funding and a cash payment of $2,500.

                              On May 11, 1999, the Company satisfied a $50,000 debt for legal services by issuing of 50,000 unregistered shares of common stock. The fair value of the shares issued was $71,850 and resulted in $21,850 of additional legal expense in 1999.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(b)   COMMON STOCK,           On May 12, 1999, the Company converted debt to an
      CONT'D                  unrelated individual in the amount of $25,000 by
                              issuing of 12,500 unregistered shares of common stock. The fair value of the shares was $20,000 and resulted in a gain of $5,000 in 1999.

                              On May 19, 1999, the Company converted $118,532 of debt including a note payable of $115,000 by issuing of 59,266 unregistered shares of common stock. The fair value of the shares issued was $137,023 and resulted in a loss of $18,491 in 1999.

                              On June 30, 1999, the Company settled a dispute with the provider of advertising services in the amount of $103,818 by issuing of 61,522 shares of common stock. This resulted in additional advertising expense of $103,818 in 1999.


                              On July 1, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA.COM, a privately held provider of Internet-based e-commerce services in exchange for 4,500,000 shares of common stock (see Note 4).

                              On August 18, 1999, an individual exercised options under the Directors Option Plan for 9,500 shares of common stock.

                              In November 1999, the Company offered shares of its common stock to investors in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. In 1999, the Company has sold 1,177,003 shares of common stock for total proceeds to the Company of $941,602 after deduction of the placement agent fee of $0.05 per share.

                              In connection with this financing, the Company issued a warrant allowing the placement agent to purchase 5% of the Company's common stock. This warrant will be exercisable for 643,553 shares of common stock at an exercise price of $1.687 per share. The warrants will be exercisable upon the earlier of a) one year from November 2, 1999, b) a change of control transaction, or c) the closing of a firmly underwritten public offering of the Company's equity securities.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              On December 15, 1999, the Company satisfied a $50,000 debt for legal services by issuing of 50,000 unregistered shares of common stock. The fair value of the shares issued was $62,500 and resulted in a loss of $12,500 in 1999.


(c)  WARRANTS                 On March 19, 1998, 225,000 shares were issued
                              pursuant to warrants exercised by the individuals providing credit accommodations in connection with letters of credit issued by the Company.

                              See Note 8(b) for the agreement with placement agent to purchase warrants.

(d)   STOCK OPTIONS           On November 13, 1997, the Company registered with
                              the Securities and Exchange Commission on Form S-8
                              (see Note 8(b)) 1,000,000 shares under the 1997
                              Stock Option Plan to grant incentive stock options and non-qualified stock options to officers and key employees. At the same time, a similar registration for 250,000 shares under the 1997
                              Directors Non-qualified Stock Option Plan was made. At various dates in 1997, the Company granted stock options under the two stock options plans totaling 830,900 shares consisting of 300,000 shares at an option price of $1.00 per share, 130,900 shares at an option price of $2.50 per share and 400,000 shares at an option price of $0.10 per share. These options were exercisable during 1997 and 1998. These shares were recorded as $1,227,250 of selling, general and administrative expense and additional paid-in capital in accordance with SFAS 123 in 1997.

                              On January 6, 1998, the Company granted stock options under the 1997 Stock Option Plan for 400,000 shares at an option price of $.10 per share. These options were exercisable immediately and were recorded as $1,620,000 of selling, general and administrative expense and additional paid-in capital in accordance with SFAS 123 in 1998. On February 18, 1999, the 350,000 unexercised options were returned.

                              On November 1, 1998, the Company executed an employment agreement for the position of Chief Executive Officer. Upon

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              execution of the employment agreement, the CEO was also granted options to acquire 100,000 shares of the Company's stock at $0.10 per share. Upon election to the Board of Directors on December 11, 1998, the CEO was granted options to acquire 50,000 shares of the Company's stock at $0.28 per share under the Company's 1997 Directors Non-qualified Stock Option Plan. Compensation expense in accordance with SFAS 123 was approximately $42,000 in 1998.

(d)   STOCK OPTIONS,          In 1999, the CEO was granted incentive stock
      CONT'D                  options to acquire up to 300,000 additional shares
                              of the Company's stock at $0.16 per share under the Company's 1997 Employees Non-qualified Stock
                              Option Plan. These shares vest based on
                              achievement of Company goals established by the Board of Directors. Compensation expense of approximately $23,000 was recorded in accordance with SFAS 123 in 1999.

                              During 1999, the Company granted employees, officers and directors 40,000 fully-vested and 125,000 vesting stock options under the 1997 Employees Non-qualified Stock Option Plan. Certain shares vest based on achievement of Company goals established by the Board of Directors. The options are exercisable at prices between $0.125 and $1.69 per share and expire between April 23 and July 1, 2009. Compensation expense of approximately $149,000 was recorded in accordance with SFAS 123 in 1999.

                              In 1999, the Company granted two directors stock options totaling 100,000 shares (each received 50,000 stock options which fully vest June 30 and July 1, 2000, respectively) under the 1997 Directors Non-qualified Stock Option Plan that are exercisable at $1.28 and $1.69 per share, respectively, with an expiration date of June 30, 2009 and July 1, 2009, respectively. Compensation expense of approximately $42,000 and $50,000, was recorded in accordance with SFAS 123, respectively, in 1999.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(d)   STOCK OPTIONS,          The following summarizes stock option activity
       CONT'D                 related to all Plans:


                                                                                                           Weighted-
                                                                                       Options               Average
                                                                                   Outstanding       Exercise Prices
                             -----------------------------------------------------------------------------------------
                              Balance at January 1, 1997
                                  Granted                                             430,900                  $1.46
                                  Exercised                                                 -                  $   -
                                  Expired                                             (50,000)                 $1.00
                             -----------------------------------------------------------------------------------------
                              Balance at December 31, 1997                            380,900                  $1.52
                                  Granted                                             550,000                  $0.12
                                  Exercised                                           (50,000)                 $1.00
                                  Expired                                             (50,000)                 $0.10
                                                                                                           Weighted-
                                                                                        Options              Average
                                                                                    Outstanding      Exercise Prices
                             -----------------------------------------------------------------------------------------
                              Balance at December 31, 1998                            830,900                  $0.71
                                  Granted                                             575,000                  $0.75
                                  Exercised                                            (9,500)                 $1.00
                                  Expired                                            (400,000)                 $0.21
                             -----------------------------------------------------------------------------------------
                              Balance at December 31, 1999                            996,400                  $0.92
                             -----------------------------------------------------------------------------------------
                             -----------------------------------------------------------------------------------------

                              The weighted average fair value of options granted to employees under the Plan during the periods ended December 31, 1999, 1998 and 1997 was $0.81,
                              $3.03 and $2.85, respectively. At December 31, 1999, 1998 and 1997, there were 661,400, 785,067 and 267,733 options exercisable at a weighted average exercise price of $0.92, $0.71 and $1.52, respectively. The weighted average remaining life of outstanding options under the Plan at December 31, 1999 was zero years.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                               Outstanding Options                           Exercisable Options
                         -----------------------------------------------------------     ---------------------------
                                                             Weighted-
                                                              Average
                                                             Remaining
                                                            Contractual    Weighted-                   Weighted-
                              Range of       Number of         Life         Average     Number of       Average
                              Exercise         Shares        of Shares    Exercisable     Shares      Exercisable
                               Price        Outstanding     Outstanding      Price      Exercisable      Price
                         -------------------------------------------------------------------------------------------
                           $0.10-0.99         490,000       8.50 years         $0.16       290,000        $0.15
                           $1.00-1.99         375,500       9.00 years         $1.38       240,500        $1.04
                           $2.00-2.99         130,900       9.50 years         $2.50       130,900        $2.50
                         -------------------------------------------------------------------------------------------
                           $0.10-2.99         996,400       9.25 years         $0.92       661,400        $1.23
                         -------------------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------------------

                              As of December 31, 1999, the Company had warrants outstanding that allow the holder to purchase up to 50,000 shares of common stock at $2.72 per share. The warrants may be exercised any time within five years of issuance. The Company granted warrants to the agent conducting its private placement offering. See
                              Note 8(c).

                              The Company has elected to account for its stock-based compensation plans under SFAS 123. All options granted during 1999 and 1998 using the minimum value method as prescribed by SFAS
                              123. Under this method, the Company used the risk-free interest rate at date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 5.5% to 6.0%; expected volatility of 109% to 269% and the dividend yield was assumed to be zero, and the expected life of the options was assumed to be zero to four years based on the average vesting period of options granted.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

9.   EMPLOYEE
     BENEFIT PLAN

     PROFIT SHARING           During 1999, the Company adopted a 401(k)
     401(k) PLAN              retirement savings plan for its employees which
                              allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation.

                              The Company matches 25% of the employee's contributions up to 4% (1% of gross compensation). Contribution expense was approximately $2,000 for both 1999 and the period from inception (May 20, 1996) to December 31, 1999.

10.   RELATED PARTIES         The Secretary of the Company is also a partner in
                              the law firm that represents the Company in its legal matters.

                              The Company has employment agreements with officers and directors that contain compensation arrangements based on the achievement of certain Company goals established by the Board of Directors. Accrued payroll due to these officers and directors of the Company was approximately $209,000 and $116,000 at December 31, 1999 and
                              1998, respectively. Related payroll expense was approximately $285,000, $42,000 and $327,000 for
                              1999 and 1998 and for the period from inception (May 20, 1996) to December 31, 1999, respectively.

                              Prior to being purchased by the Company, the Company's wholly-owned subsidiary, IXATA.COM, purchased intellectual property and received the proceeds of accounts receivable generated by the prior owner of the intellectual property, an entity having substantially the same owners as IXATA.COM at that time. See Note 5.

                              The Company has entered into a management and services agreement with a company that is owned and controlled by stockholders with significant ownership of the Company. Related expenses for 1999 and for the period from inception (May 20, 1996) to December 31, 1999, were approximately $140,000. Related payables included

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              approximately $235,000 at December 31, 1999.

                              The Company has consulting contracts with members of its Board of Directors. Related expense for 1999 and for the period from inception (May 20, 1996) to December 31, 1999 was approximately $94,000. Related payables included approximately $95,000 at December 31, 1999.

11.   LOSS ON                 In August 1996, the Company entered into a
      SECURFONE               licensing agreement with SecurFone New York, Inc
      NEW YORK, INC.          (SFNY). In accordance with terms of the agreement,
                              the Company forwarded monies to SFNY to cover various start up costs. Shortly thereafter, SFNY fell into default under the term of the licensing agreement and ceased operations. The monies paid by the Company to SFNY were written off as a one-time charge to income of $48,980 in the period from inception (May 20, 1996) to December 31,
                              1999.

12.   INCOME TAXES            Deferred income taxes are provided for temporary
                              differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately
                              $1,500,000 and $960,000 as of December 31, 1999
                              and 1998, respectively, consisted primarily of the income tax benefits from net operating loss carryforwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is not more likely than not that the asset will be realized.
                              The valuation allowance increased approximately
                              $540,000 in 1999 from $960,000 at December 31,
                              1998 to $1,500,000 at December 31, 1999.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

12.   INCOME TAXES,           At December 31, 1999, the Company has federal and
      cont'd                  state tax net operating loss carryforwards of
                              approximately $3,600,000. The federal and state tax loss carryforwards may be limited due to ownership changes in 1999.

                              A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:


                              YEARS ENDED DECEMBER 31,                                     1999               1998
                             ---------------------------------------------------------------------------------------
                              Statutory U.S. federal rate                                   34%                34%
                              State income taxes - net of federal benefit                    5%                 5%
                              Net operating loss for which no tax benefit is
                              currently available                                          (39)%              (39)%
                             ---------------------------------------------------------------------------------------
                                                                                             -                   -
                             ---------------------------------------------------------------------------------------
                             ---------------------------------------------------------------------------------------

13.   SALE OF                 On January 30, 1999, the Company executed an
      SECURFONE,              agreement with Teledata World Services, Inc.
      INC.                    ("TWOS"), a publicly traded company, whereby
                              certain prepaid cellular assets would be sold to TWOS for cash and TWOS common stock. On April 22, 1999, the Company executed a final agreement to sell a wholly-owned subsidiary, SecurFone, Inc. to TWOS for cash and stock. Under the agreement, TWOS acquired all outstanding shares of SecurFone, Inc.
                              for $498,000 in cash, 600,000 shares of
                              unregistered TWOS common stock (subject to Rule
                              144) valued at $300,000 (see Note 2) and the option to sell the stock back to TWOS at a price of $2.50 per share effective one year from the date of the transaction if the market price of the TWOS stock is less that $2.50 per share. As of December 31, 1999, no value has been recorded for the option. The Company recognized a $708,419 gain on the sale. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the Buy-The-Minute-TM product and selected distribution channels. Under the agreement, the Company could continue to offer prepaid cellular services and could establish resale and joint service arrangements to serve selected markets. As a result of the net operating loss carry-forwards, there are no income taxes arising from this sale.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

13.   SALE OF                 In conjunction with the IXATA.COM acquisition and
      SECURFONE,              subsequent to the sale of its subsidiary to TWOS,
      INC., cont'd            the Company discontinued its prepaid cellular
                              operations in its entirety, effective June 30, 1999. The operations of the disposed cellular operations have been reclassified, net, as a restructuring charge. The Company will focus entirely on operations in the e-commerce industry.

14.   COMMITMENTS
      AND
      CONTINGENCIES

(a)   CAPITALIZED LEASE       At December 31, 1999 and 1998, the Company had a
                              capitalized lease obligation balance of $99,814 and $106,760, respectively, related to equipment that is no longer in use. Management is currently in negotiations to settle this liability for substantially less than the full value. To date, negotiations have not been completed.

(b)   LITIGATION              In the normal course of business, the Company is
                              occasionally named as a defendant in various lawsuits. It is the opinion of management and of legal counsel that the outcome of any pending lawsuits will not materially affect the operations, the financial position of the Company or cash flows.

                              On February 1, 1998, the Company granted to
                              Wireless Depot, Inc., a Nevada corporation
                              ("Wireless"), an exclusive license to market and sell products and services of the Company in the territory of New York City, New York. Wireless paid to SecurFone a one-time royalty fee in the amount of $350,000. In addition, Wireless made a loan to SecurFone in the amount of $130,000. Under the terms of the license agreement, Wireless agreed to meet a minimum $1,000,000 annual revenue target. Wireless has not met the minimum target revenue requirements. In addition, the Company granted to Wireless exclusive licenses to market and sell products and services of the Company in five other territories. In these other territories, Wireless has not met certain of the license conditions. The Company believes it can

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(b)  LITIGATION, CONT'D       seek damages under the provision of the license.
                              The parties have agreed verbally to terminate the license agreements. While no legal action has been discussed or threatened, the parties are in dispute as to their respective rights and obligations under the license agreement.
                              Currently, the parties are negotiating a settlement of all claims. The settlement may be resolved by the issuance to Wireless of restricted common stock of SecurFone. The terms of the settlement agreement have not been finalized.

15.   CONCENTRATIONS

(a)   CREDIT RISK             Financial instruments that potentially subject the
                              Company to credit risk include temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and wide range of locations served. The
                              Company maintains its cash accounts in three commercial banks. Accounts are guaranteed by the Federal Deposit Insurance Company (FDIC) up to
                              $100,000. As of December 31, 1999, the Company had approximately $195,000 of uninsured cash based on actual bank balances. Management believes that the risk is limited by maintaining all deposits in high quality financial institutions.

(b)  CUSTOMER                 During 1999, the Company had revenue from three
                              clients totaling approximately 55%, 25% and 13%, respectively, of revenue. At December 31, 1999, the amounts receivable from these customers was approximately $224,000.

16. SUBSEQUENT                Effective January 31, 2000, the Company changed
    EVENTS                    its name from SecurFone America, Inc. to The IXATA
                              Group, Inc.

                             THE IXATA GROUP, INC.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE IXATA GROUP, INC.


                                       By: /s/ Paul B. Silverman
                                          ----------------------
                                           Paul B. Silverman, Chief Executive
                                           Officer


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


/s/ PAUL B. SILVERMAN       Chief Executive Officer                              May 15, 2000
-------------------------   (principal executive officer)
Paul B. Silverman


/s/ ANDREW H. KENT          Chief Operating Officer, Chief Financial Officer     May 15, 2000
-------------------------   and Director (principal financial officer)
Andrew H. Kent


/s/ FRED GLUCKMAN           Director                                             May 15, 2000
-------------------------
Fred Gluckman


/s/ PAUL HATCH              Director                                             May 15, 2000
-------------------------
Paul Hatch


/s/ ROBERT STEINER          Director                                             May 15, 2000
-------------------------
Robert Steiner