Form 10QSB
period 2000-03-31
IXATA GROUP INC
filed 2000-05-22
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

/ / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                        Commission file number: 33-83526


                              THE IXATA GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                   95-4453386
-----------------------------------    -----------------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)


               8080 DAGGET, SUITE 220 SAN DIEGO, CALIFORNIA 92111
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  858-677-5580
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

COMMON STOCK, $0.001 PAR VALUE PER SHARE: 13,691,679 (AS OF MAY 1, 2000)
--------------------------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

     Yes       No  X
         ---      ---

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2000
--------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

Item                                                                         Page
----                                                                         ----
PART I -- FINANCIAL INFORMATION                                                2
   Item 1. Financial Statements.                                               2
   Item 2. Management's Discussion and Analysis or Plan of Operations.        15
   The Company                                                                15
   Recent Events                                                              16
   Results of Operations                                                      16
   Liquidity and Capital Resources                                            17
   Year 2000                                                                  18
   Forward-Looking Statements                                                 18
PART II -- OTHER INFORMATION                                                  23
   Item 1. Legal Proceedings.                                                 23
   Item 2. Changes in Securities and Use of Proceeds.                         23
   Item 3. Defaults Upon Senior Securities.                                   23
   Item 4. Submission of Matters to a Vote of Security Holders.               23
   Item 5. Other Information.                                                 23
   Item 6. Exhibits and Reports on Form 8-K.                                  23


--------------------------------------------------------------------------------

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2000
--------------------------------------------------------------------------------


                         PART I -- FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS.


       Condensed Consolidated Balance Sheets................................3-4

       Condensed Consolidated Statements of Operations......................5

       Condensed Consolidated Statements of Cash Flows......................6-7

       Notes to Financial Statements........................................8-14


--------------------------------------------------------------------------------

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONDENSED CONSOLIDATED BALANCE SHEETS


================================================================================

MARCH 31,                                              2000              1999
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                       $  371,295        $    5,869
 Marketable equity security (Note 3)                180,000                 -
 Accounts receivable - net of allowance
  for doubtful accounts of $0 and $32,019 in
  2000 and 1999, respectively                       165,712             8,853
 Prepaid assets                                       5,137                 -
--------------------------------------------------------------------------------

Total current assets                                722,144            14,722

FIXED ASSETS - NET                                   74,057           155,337

GOODWILL - NET                                    5,699,133                 -

OTHER ASSETS - NET                                    9,058             1,225
--------------------------------------------------------------------------------

                                                 $6,504,392        $  171,284
================================================================================


                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONDENSED CONSOLIDATED BALANCE SHEETS


================================================================================

MARCH 31,                                               2000                1999
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable (Note 4)                       $    625,293        $    870,636
   Current portion of capitalized leases              99,814              54,540
   Accounts payable and accrued expenses             336,190             426,507
   Related party payables                            339,056                   -
   Deferred revenue                                  102,519                   -
   Accrued payroll and related taxes                 297,021             114,246
   Accrued interest                                  292,158             126,169
--------------------------------------------------------------------------------

Total current liabilities                          2,092,051           1,598,159

--------------------------------------------------------------------------------

LONG-TERM DEBT (Note 5)                            1,440,450           1,140,000

CAPITALIZED LEASES, LESS CURRENT MATURITIES                -              45,274
--------------------------------------------------------------------------------

Total liabilities                                  3,532,501           2,783,433

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock; 10,000,000 shares authorized,
  no shares issued and outstanding                         -                   -
 Common stock, $.001 par value; 100,000,000
  shares authorized, 13,671,679 and
  6,091,881 shares issued and outstanding,
  respectively                                        13,672               6,092
 Stock subscriptions receivable                       (2,963)                  -
 Additional paid-in capital                       16,065,783           7,237,790
 Deficit accumulated during the development
  stage                                          (12,984,601)         (9,856,031)
 Accumulated other comprehensive loss:
  Unrealized holding loss on marketable
  securities (Note 3)                               (120,000)                  -
--------------------------------------------------------------------------------

Total stockholders' equity (deficit)               2,971,891          (2,612,149)
--------------------------------------------------------------------------------

                                                $  6,504,392        $    171,284
================================================================================
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                                                                   Period from
                                                                                     Inception
                                                                                (May 20, 1996)
                                                     QUARTER ENDED MARCH 31,      to March 31,
                                                  ------------------------------
                                                          2000            1999            2000
----------------------------------------------------------------------------------------------
REVENUES                                          $     82,270    $          -    $    353,859

COSTS, EXPENSES AND OTHER
 Selling, general and administrative expenses
   (including stock-based compensation of
   $264,000 in 1999 and the period from
   inception (May 20, 1996) to March 31, 2000)      (1,357,991)        (29,251)     (3,673,859)
 Gain on disposal of subsidiary                              -               -         708,419
 Restructuring charge
   (including stock-based compensation of
   $6,211,000 for the period from inception
    (May 20, 1996)to March 31, 2000,
    respectively)                                            -        (364,312)    (10,017,906)
 Interest expense                                      (74,171)         (1,206)       (330,508)
 Loss on impairment of fixed assets                          -               -         (59,543)
 Realized gain on sale of marketable securities              -               -          50,000
 Cost of revenues                                         (719)              -         (17,997)
 Interest income                                           909               -           2,934
----------------------------------------------------------------------------------------------

TOTAL COSTS, EXPENSES AND OTHER                     (1,431,973)       (389,945)    (13,338,460)
----------------------------------------------------------------------------------------------

NET LOSS                                          $ (1,349,702)   $   (389,945)  $ (12,984,601)
==============================================================================================
NET LOSS PER SHARE:
   Net Loss                                       $      (0.11)   $      (0.06)
----------------------------------------------------------------------------------------------

WEIGHTED-AVERAGE SHARES OUTSTANDING                 12,490,354       6,091,881
==============================================================================================
       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                                     Period from
                                                                                                                       Inception
                                                                                                                  (May 20, 1996)
                                                                            QUARTER ENDED MARCH 31,                 to March 31,
                                                                   ----------------------------------------
                                                                                2000                1999                    2000
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $  (1,349,702)        $  (389,945)          $(12,984,601)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                           339,736              15,744              1,231,843
     Gain on sale of subsidiary                                                                        -               (708,419)
     Net loss on stock issued for debt and services                                                    -                  4,390
     Stock issued for services                                                                         -                103,818
     Loss on impairment of fixed assets                                                                -                 59,543
     Stock options granted and contingent shares issued                                                -              6,211,525
   Change in operating assets and liabilities:
     Accounts receivable                                                      94,071              (1,715)              (161,486)
     Notes receivable                                                              -                   -                  5,833
     Royalties receivable                                                          -                   -                      -
     Inventory                                                                     -                   -                      -
     Intangible and other assets                                                   -                   -                (56,680)
     Prepaid assets                                                           (5,137)             35,000                 (1,712)
     Accounts payable, accrued payroll and accrued expenses                  115,385              (8,228)               849,572
     Related party payables                                                  (30,444)                  -                163,920
     Deferred revenue                                                        (11,820)                  -                 91,274
     Accrued interest                                                         62,921                   -                211,891
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                       (784,990)           (349,144)            (4,979,919)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of subsidiary and related assets                             -                   -                498,000
   Acquisition of goodwill (investment in subsidiary)                              -                   -               (181,931)
   Cash acquired in acquisition of subsidiary                                      -                   -                 46,978
   Purchases of fixed assets                                                 (15,864)               (157)              (374,896)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          (15,864)               (157)               (11,849)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of common stock                                    848,004                   -              3,119,251
   Proceeds from issuance of long-term debt and notes payable                      -             362,218              2,316,796
   Principal payments on notes payable                                        (2,000)             (5,377)              (149,428)
   Principal payments on capital leases                                            -              (3,203)               (83,206)
   Proceeds from capitalized lease                                                 -                   -                159,650
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    846,004             353,638              5,945,686
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          45,150               4,337                371,295

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             326,145               1,532                      -
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     371,295         $     5,869           $    371,295
==================================================================================================================================
                                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
================================================================================


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                                     Period from
                                                                                                                       Inception
                                                                                                                  (May 20, 1996)
                                                                           QUARTER ENDED MARCH 31,                  to March 31,
                                                                  -----------------------------------------
                                                                               2000                 1999                    2000
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                               $   11,250        $      23,967         $      257,467
  Income taxes                                                           $        -        $       1,600         $        4,800
--------------------------------------------------------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES:

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

During 1999, the Company acquired 600,000 shares of common stock at a fair market value of $.50 per share as proceeds from the sale of certain assets held in its wholly-owned subsidiary, SecurFone, Inc. The change in the unrealized holding loss on marketable securities was $120,000 for the period until
March 31, 2000. In March 2000, the Company issued 600,000 shares of common stock to Global One, Inc., related to the acquisition of IXATA, Inc.
================================================================================
                                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                                        THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          THE IXATA GROUP, INC. AND SUBSIDIARIES
                             (FORMERLY SECURFONE AMERICA, INC. AND SUBSIDIARIES)
                                                   (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1.    BASIS OF        The accompanying  condensed  consolidated financial
      PRESENTATION    statements of The IXATA Group, Inc. and subsidiaries (the
                      "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual
                      Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on May 16, 2000 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000 or any future period, and the Company makes no representations related thereto.

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

                      Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.    ABBREVIATED     An abbreviated summary of the Company's significant
      SUMMARY OF      accounting policies applied consistently in the
      SIGNIFICANT     preparation of the accompanying consolidated financial
      ACCOUNTING      statements follows.
      POLICIES

(a)   DEVELOPMENT     Effective July 1, 1999, the Company is principally engaged
      STAGE           in developing, marketing and providing global Internet-
      OPERATIONS      based business-to-business electronic commerce services
                      for the corporate travel and hospitality markets. Because the Company had not generated significant revenues as of March 31, 2000, the Company believes it is in the development stage at March 31, 2000. The Company also contracts authorizing certain strategic partners to sublicense its software. The Company invested significant capital and effort in development of its databases, software and customer base throughout 1999 and the first quarter of 2000.

(b)   GOING CONCERN   The accompanying consolidated financial statements as of
                      March 31, 2000 have been prepared assuming the Company will continue as a going concern. However, the Company had working capital deficits of $1,369,907 and $1,723,437 as of March 31, 2000 and 1999, respectively, and incurred net losses of $1,349,972, $389,945 and $12,984,601 for the quarters ended March 31, 2000 and 1999 and for the period from inception (May 20, 1996) to March 31, 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                      To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, the Company is pursuing a multiple phase strategy and has retained an investment banking firm, Scott & Stringfellow, Inc., to assist and advise the Company in the process. During the initial phase, from November 1999 to April 2000, the Company secured financing from private investors in exchange for shares of the Company's common stock, raising a net amount of $1.8 million from these individuals. The second phase of the financing plan is to raise between $2.5 million and $10 million in equity from strategic and institutional investors. This phase is currently underway, with both strategic and institutional investors identified and expressing interest to an equity investment in the Company. There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

(c) REVENUE           The Company recognizes revenue from transaction revenues
    RECOGNITION       and sales of subscriptions. Transactio revenues are
                      recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Subscription revenues are recognized over the period of the subscription. An allowance has been proved for uncollectible accounts based on management's evaluation of the accounts and the customer's history.

3.  MARKETABLE        The cost, unrealized holding loss and fair market value of
    SECURITIES        marketable securities are as follows:


                                                                           Unrealized
                                                           Cost          Holding Loss        Fair Value
                                                 ---------------------------------------------------------
                      March 31, 2000                $   300,000           $  (120,000)      $   180,000
                      ====================================================================================

                      The net changes in unrealized holding loss on securities available for sale charged to stockholder's equity (deficit) in 2000 was $156,000. The net changes in unrealized holding loss on securities available for sale charged to stockholder's equity (deficit) since the securities were acquired is $120,000. As it is not more likely than not that the Company will benefit from the realization of this loss, no tax benefit has been recorded.


4.    NOTES                     Notes payable - short-term consisted of the
       PAYABLE -                following:
       SHORT-TERM               MARCH 31,                                                     2000               1999
                                -------------------------------------------------------------------------------------
                                Note payable to a limited partnership bearing
                                  15% interest; principal and interest due on
                                  November 1, 1999 and was extended as a demand
                                  note; secured by a stock pledge agreement.             $ 300,000        $         -

                                Unsecured note payable; interest at 10% per
                                  annum. Principal and unpaid interest were due
                                  January 30, 1999. The note was extended as a
                                  demand note.                                             130,000            130,000

                                Unsecured note payable to an unrelated parties
                                  for advances made to the Company; interest at
                                  10% per annum. Principal and interest were due
                                  on September 1, 1999. The note was extended as
                                  a demand note.                                           130,000            179,750

                                Note  payable for  advances on future sale to
                                  TeleData                                                       -            366,233

                                Note  payable  for  a  settlement   with  the
                                  Company's former CEO to resolve all
                                  outstanding Company obligations related to his
                                  employment; assigned to an unrelated party in
                                  1999; interest at 12% per annum. Principal and
                                  unpaid interest due on demand.                            50,000             50,000

                                Account payable with a vendor converted to a
                                  note on June 21, 1999; interest at 8%; payable
                                  in $2,000 installments of principal and
                                  interest beginning July 1, 1999.                          10,365                  -


4.    NOTES
      PAYABLE -                 MARCH 31,                                                     2000               1999
                                -------------------------------------------------------------------------------------
      SHORT-TERM,               A two-year unsecured note payable to a
      cont'd                      vendor under an agreement dated October
                                  1997; interest at 6% per annum; monthly
                                  principal and interest payments of $1,407;
                                  unpaid balance is due within twelve months.
                                  Paid in full subsequent to March 31, 2000.                 6,928              9,653

                                Note payable; interest at 10% per annum. The
                                  note was secured with security interest in
                                  50,000 shares of the Company's common stock.
                                  Paid in 1999.                                                  -            100,000

                                Note payable; interest at 10% per annum; due on
                                  February 18, 1999. Paid in 1999.                               -             35,000
                                -------------------------------------------------------------------------------------
                                                                                         $ 625,293         $  870,636
                                =====================================================================================


5.    LONG-TERM                 Long-term debt consisted of the following:
      DEBT
                                MARCH 31,                                                     2000               1999
                                -------------------------------------------------------------------------------------
                                  Convertible debenture in the amount of
                                  $1,000,000 issued August 21, 1998 for advances
                                  made to the Company; interest at 12%, payable
                                  quarterly; principal is payable on the earlier
                                  of 1) the Company's receipt of at least $8
                                  million proceeds from a public offering of
                                  Company securities or 2) August 21, 2001.
                                  Non-detachable warrants for 500,000 shares
                                  exercisable at $2.72 per share were issued in
                                  connection with the convertible debenture. The
                                  warrants expire on August 21, 2003.


5.    LONG-TERM
      DEBT, cont'd              MARCH 31,                                                     2000               1999
                                -------------------------------------------------------------------------------------
                                securities    or   2)   August   21,   2001.
                                  Non-detachable  warrants for 500,000 shares
                                  exercisable  at $2.72 per share were issued
                                  in   connection    with   the   convertible
                                  debenture.  The  warrants  expire on August
                                  21, 2003.                                            $ 1,000,000        $ 1,000,000

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
                                                                                           430,450            140,000
                                Note payable to a related party;  interest at
                                  5%;  principal  and  interest  are  due  on
                                  February 16, 2004.                                        10,000                  -
                                -------------------------------------------------------------------------------------
                                                                                       $ 1,440,450        $ 1,140,000
                                =====================================================================================


            Future minimum principal payments on long-term debt are as follows:


                                YEAR ENDING MARCH 31,
                                ------------------------------------------------------------------------------------
                                          2001                                                                     -
                                          2002                                                             1,430,450
                                          2003                                                                     -
                                          2004                                                                10,000
                                ------------------------------------------------------------------------------------
                                                                                                          $1,440,450
                                ====================================================================================

6.    STOCKHOLDERS'
      EQUITY

      COMMON STOCK              In November 1999, the Company offered shares of
                                its common stock to investors in an offering exempt from registration pursuant to Regulation
                                D of the Securities Act of 1933. In the first quarter of 2000, the Company has sold 1,060,007 shares of common stock for total proceeds to the Company of $ 848,004 after deduction of the placement agent fee of $0.05 per share.



7.    SALE OF                   In conjunction with the Company's  acquisition
      SECURFONE,                of IXATA,  Inc. and subsequent to the sale of
      INC.                      its wholly-owned subsidiary, SecurFone, Inc., to
                                TeleData World Services, Inc. ("TWOS"), the
                                Company discontinued its prepaid cellular operations in its entirety, effective June 30, 1999. The operations of the disposed cellular operations have been reclassified, net, as a restructuring charge. The Company is now focused entirely on operations in the e-commerce industry.

8.    COMMITMENTS
      AND
      CONTINGENCIES

      LITIGATION                In the normal course of business, the Company is
                                occasionally named as a defendant in various lawsuits. It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations or the financial position of the Company or cash flows.

                              THE IXATA GROUP, INC.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2000
--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following describes certain factors which produced changes in the results of operations of The IXATA Group, Inc. (the "Company") during the quarter ended March 31, 2000 and as compared with the quarter ended March 31, 1999 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

Certain matters discussed in this Quarterly Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "-- Forward-Looking Statements."

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

On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA, Inc. ("IXATA.COM"), a privately held provider of Internet-based information and electronic commerce solutions servicing the travel and hospitality market. The acquisition was finalized on July 1, 1999 and is consistent with the Company's new business objectives of pursuing Internet-based, business-to-business ("B2B") e-commerce opportunities. The Company plans to significantly expand IXATA.COM's operations to offer new enhanced information services in the travel market, targeting existing and new corporate clients, hotel and property management groups, major travel agencies and worldwide strategic partners.

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

The Company currently offers B2B e-commerce solutions to all market participants including:

     - Global Corporate Users
     - Property Management and Hotel Chains, and
     - Mega-Agencies.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

RECENT EVENTS

On January 30, 1999, the Company executed an agreement with TeleData World Services, Inc., a publicly traded company ("TWOS"), to sell certain of the Company's prepaid cellular assets to TWOS for cash and TWOS common stock. On April 22, 1999, TWOS acquired all outstanding shares of SecurFone, Inc., a wholly-owned subsidiary of the Company, for $498,000 in cash, 600,000 shares of unregistered TWOS common stock (subject to Rule 144) valued at $300,000 and the right to receive additional cash or TWOS stock one year from the date of the transaction if the market price of the TWOS stock is less than $2.50 per share on that date. As of April 22, 2000, the market price for TWOS stock was $0.2088, and the Company is entitled to receive approximately $1.3 million in cash or TWOS stock. The Company is currently in discussions with TWOS to settle this matter.


RESULTS OF OPERATIONS

The Company, in the second quarter of 1999, sold the Company's Buy-The-Minute-TM- product and the Company discontinued operation of the Company's SFA Local Network Solution. As a result of these transactions, certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. Revenue, cost of goods sold and operating and other expenses relating to the prepaid cellular product line have been reclassified as a restructuring charge, resulting in these items being reported as $0 for periods prior to the sale and discontinuance of the prepaid cellular products.

The loss in the first quarter of 2000 increased to $1,349,703 from $389,945 in the first quarter of 1999 primarily due to increased selling, general and administrative expenses associated with operations of IXATA.COM , offset by a reduction in the restructuring charge associated with the cellular operation.

The Company purchased its IXATA.COM subsidiary as of July 1, 1999, and has consolidated financial results for the IXATA.COM subsidiary commencing in the third quarter of 1999. Therefore, detailed comparison of financial results of the current financial with those of a year earlier are not meaningful.

Revenues

The Company only purchased IXATA.COM and began the operations of its Internet-based electronic commerce services in the third quarter of 1999. B2B e-commerce revenues for the first three months of 2000 increased to $82,270 from $0 in the first three months of 1999. The increase was from the launch of the RFP Express-SM- product


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

for the travel and hospitality sectors. The Company expects that revenues from RFP Express-SM- will continue to grow at an accelerated rate on a long-term basis.

Costs, Expenses and Other


Selling, general and administrative expenses increased to $1,357,991 in the first three months of 2000 from $29,251 in the first three months of 1999. This increase was due to the cessation of cellular operations effective June 30, 1999 resulting in negligible ongoing operating expenses in 1998 due to the refocusing of the Company's direction. See "- The Company." In addition, the increase in selling, general and administrative expenses was due to the hiring and development of an experienced management and operations team, as well as funding the growth of the IXATA e-commerce business. Wages and associated taxes increased in the first three months of 2000 to $524,600 from $72,702 in the first three months of 1999. An increase in expenses related to consulting services required while the Company was building its internal capabilities rose to $84,600 in the first three months of 2000 from $0 in the first three months of 1999. The Company expects to reduce its expenditures for external consultants in the future. Legal and professional fees increased to $160,429 in the first three months of 2000 from $0 in the first three months of 1999.

Costs, expenses, and other increased to $1,431,973 in the first three months of 2000 from $389,945 in the first three months of 1999. The increase in operating expenses was limited because of the cessation of the Company's prepaid cellular service offering. The Company incurred a restructuring charge of $0 and $361,900 in the first three months of 2000 and 1999, respectively.

Interest expense increased to $74,171 in the first three months of 2000 from $0 in the first three months of 1999 due to the Company's obligations to lenders that have extended the Company funds for operations since inception. Interest income increased to $908 in the first three months of 2000 from $0 in the first three months of 1999. The cost of revenues increased to $719 in the first three months of 2000 from $0 in the first three months of 1999. The increase was from the launch of it's the Company's RFP Express-SM- product for the travel and hospitality sectors.

The net loss in the first three months of 2000 increased to $1,349,703 from $389,945 in the first three months of 1999. This increase was primarily due to the increase in selling, and general and administrative expenses partially offset by the reduction in the restructuring charge associated with the cellular operation..


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is continually reviewing various sources of additional financing to fund its growth. As of March 31, 2000, the Company had received advances in the amount of $2,067,743 from private investors.

To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, the Company is pursuing a multiple phase strategy and has retained an investment banking firm, Scott & Stringfellow, Inc., to assist and advise the Company in the process. On October 12, 1999, the Company entered into a relationship with S&S to act as the exclusive financial advisor to the Company, in connection with the exploration of potential alternative strategic transactions, including without limitation one or more private equity offerings, mergers and acquisitions and a public equity offering. During the initial phase of the Company's addressing of its financial needs, from November 1999 to April 2000, the Company secured financing from private investors in exchange for shares of the Company's common stock, raising a net amount of $1.8 million from these individuals. The second phase of the financing plan is to raise between $2.5 million and $10 million in equity from strategic and institutional investors. This phase is currently underway, with


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

both strategic and institutional investors identified and expressing interest to an equity investment in the Company. There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

At March 31, 2000, the Company had cash and cash equivalents of $371,295 as compared to $5,869 at March 31, 1999. In addition, the Company had accounts receivable totaling $165,712 from the sale of the Company's B2B e-commerce services. Net cash used by operating activities was $784,990 in the first quarter of 2000 compared to $349,144 in the first quarter of 1999. Net cash used by investing activities in the first quarter of 2000 was $15,864, consisting of $15,864 used to purchase equipment as compared with the use of $157 to purchase equipment in the first quarter of 1999. Net cash provided by financing activities in the first quarters of 2000 totaled $846,004 which consisted primarily of $848,004 in proceeds from equity investment to the Company from private investors as compared with $353,638 in the first quarter of 1999 which consisted primarily of proceeds from notes payable of $362,218.


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

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:


- THE COMPANY HAS A SHORT OPERATING HISTORY UPON WHICH TO BASE AN INVESTMENT DECISION. The Company established a new strategic objective of refocusing the Company's mission to pursue Internet-related and e-commerce opportunities in late 1998. As a result, its business plan is currently in the early stage and, accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, the Company must, among other things, attract a number of major corporate clients/customers and strategic alliance partners, implement and successfully execute its marketing and sales strategy, and successfully recruit and motivate qualified sales and technical personnel. There can be no assurance that the Company will be successful in addressing these risks, and the failure to do so could have a material adverse effect on the Company. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of an early stage business. It is impossible to predict the degree of success the Company will have in achieving the its objectives.

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

- IF THE COMPANY'S MARKET DOES NOT GROW AS EXPECTED, ITS REVENUES WILL BE BELOW ITS EXPECTATIONS AND ITS BUSINESS AND FINANCIAL RESULTS WILL SUFFER. The Company is engaged in a developing business with an unproven market. Accordingly, it cannot accurately estimate the size of its market or the potential demand for its services. If its customer base does not expand or if there is not widespread acceptance of its products and services, its business and prospects will be harmed. The Company believes that its potential to grow and increase its market acceptance depends principally on the following factors, some of which are beyond its control:

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

- THE COMPANY'S EXECUTIVE OFFICERS, DIRECTORS, AND PARTIES RELATED TO THEM, IN THE AGGREGATE, CONTROL 53% OF THE COMPANY'S COMMON STOCK AND MAY HAVE THE ABILITY TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL. The Company's executive officers, directors and parties related to them own a large enough stake in the Company to determine matters presented to stockholders, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. In addition, certain executive officers, directors and other


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     shareholders, representing 65% of the Company's outstanding common stock, have entered into a Voting Agreement in which the parties agree to vote their shares for certain directors. As a result, these stockholders may have the ability to control the election and removal of directors. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

- THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ OVER-THE-COUNTER BULLETIN BOARD SERVICE. In order to maintain the listing of its common stock for trading on the Nasdaq Over-the-Counter Bulletin Board Service, the Company must make required filings with the Securities and Exchange Commission. If the Company's stock were to be delisted, there would be no public market for the Common Stock and stockholders would have difficulty liquidating their investment. The Company has been deliquent in its filings and Nasdaq has appended an "E" to the Company's trading symbol, indicating it is not in compliance with its filing requirements. Although the Company believes that the filing of this Quartery Report with the Securities and Exchange Commission brings the Company into compliance, allowing it to retain its stock listing on the Nasdaq Bulletin Board, there can be no assurance that it will be able to do so.

These and other risks described in this Quarterly Report must be considered by any investor or potential investor in the Company.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS.

From time to time, the Company is involved in legal matters which are incidental to its operations. See Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for a description of significant pending legal proceedings. In the opinion of management, the ultimate resolution of pending matters will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS.

For rendering brokering services and as a part of the transaction to purchase IXATA.COM, the Company issued Global One, Inc. ("Global") 600,000 shares of the Company's common stock on March 28, 2000. Global is an international business corporation in Nevis, British Virgin Islands. The Company believes the issuance to be exempt under Section 4(2) of the Securities Act.

In November of 1999, the Company offered equity investments to private parties in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. As of April 7, 2000, the Company had sold 2,254,659 shares of its unregistered common stock for $0.85 a share in connection with the offering. Proceeds to the Company were $1,803,726 after the deduction of Scott & Stringfellow, Inc.'s ("S&S") placement agent fee of $0.05 per share. The purchasers in the offering were granted the right in certain instances to include their shares in future offerings of registered stock by the Company.

For rendering investment banking services, the Company agreed to issue 643,553 warrants to S&S for the price of $0.01 per warrant. These warrants expire in October of 2004. The exercise price of the warrants is $1.687 per warrant. The warrants will be exercisable after the earlier of (1) one year from November 2, 1999, (2) immediately upon change of control of the Company, or (3) upon closing of a firmly underwritten public offering of the Company's equity securities. S&S purchased these warrants on April 3, 2000.


ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

No defaults upon senior securities occurred during the first quarter of 2000.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company's security holders in the first quarter of 2000.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits being filed with this Quarterly Report:


        27        Financial Data Schedule

     (b) The Company filed the following Current Reports on Form 8-K in the first quarter of 2000:


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Form 8-K/A dated July 1, 1999 regarding the acquisition of IXATA, Inc. filed with the Securities and Exchange Commission (the "SEC") on March 10, 2000.

Form 8-K dated January 31, 2000 regarding the name change filed with the SEC on February 7, 2000.

Form 8-K dated April 22, 1999 regarding the sale of prepaid cellular assets to TeleData World Services, Inc. filed with the SEC on March 13, 2000.

Form 8-K dated March 28, 2000 related to a change of auditors for the Company from Conte Co., C.P.A., Inc. to Nation Smith Hermes Diamond, APC, filed with the SEC on April 24, 2000.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    The IXATA Group, Inc.


Date: May 22, 2000                  /s/ Paul B. Silverman
                                    ---------------------
                                    By Paul B. Silverman,
                                    Chief Executive Officer


--------------------------------------------------------------------------------
                                   Page 25