Form 10QSB
period 2000-06-30
IXATA GROUP INC
filed 2000-09-22
CIK 929425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                       Commission file number: 33-83526


                             The IXATA Group, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


               Delaware                                 95-4453386
---------------------------------------     ------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)


        8989 Rio San Diego Drive, Suite 160 San Diego, California 92108
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                 619-400-8800
              --------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


            8080 Dagget St., Suite 220 San Diego, California 92111
--------------------------------------------------------------------------------
                               (Former Address)


Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]  No
         -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 14,043,936  (as of September 1, 2000)
--------------------------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

     Yes       No [X]
         -----    -----

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

                               Table of Contents

Item                                                                                       Page
----                                                                                       ----
Part I-- Financial Information                                                                2
     Item 1. Financial Statements.                                                            2
     Item 2. Management's Discussion and Analysis or Plan of Operations.                     16
     The Company                                                                             16
     Recent Events                                                                           17
     Results of Operations                                                                   17
     Second Quarter of 2000 Compared to Second Quarter of 1999                               18
     First Half of 2000 Compared to First Half of 1999                                       19
     Liquidity and Capital Resources                                                         19
     Year 2000                                                                               20
     Forward-Looking Statements                                                              20
Part II-- Other Information                                                                  25
     Item 1. Legal Proceedings.                                                              25
     Item 2. Changes in Securities and Use of Proceeds.                                      25
     Item 3. Defaults Upon Senior Securities.                                                25
     Item 4. Submission of Matters to a Vote of Security Holders.                            25
     Item 5. Other Information.                                                              25
     Item 6. Exhibits and Reports on Form 8-K.                                               25

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

                         Part I -- Financial Information

Item 1.  Financial Statements.


                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)


                                               Consolidated Financial Statements
                                           Quarters Ended June 30, 2000 and 1999
                                and for the Period from Inception (May 20, 1996)
                                                                to June 30, 2000



   **** Independent auditors have not performed a SAS 70 Review on the 2/nd/ Quarter ending June 30, 2000 and Inception to June 30, 2000 numbers contained in this report. ****

--------------------------------------------------------------------------------

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                                                        Contents
================================================================================


     Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets                          4-5

              Condensed Consolidated Statements of Operations                  6

              Condensed Consolidated Statements of Cash Flows                  7

              Notes to Condensed Consolidated Financial Statements          8-15

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                           Condensed Consolidated Balance Sheets
================================================================================

June 30,                                                        2000         1999
-------------------------------------------------------------------------------------
Assets

Current Assets
   Cash and cash equivalents                                $    40,226     $   7,818
   Marketable equity security (Note 3)                           90,000       150,000
   Accounts receivable - net of allowance for doubtful
     accounts of $0 and $32,019 in 2000 and 1999,
     respectively                                               185,583         4,501
-------------------------------------------------------------------------------------
Total current assets                                            315,809       162,319

Fixed Assets - Net                                              104,190        83,757

Goodwill - Net                                                5,363,889             -

Other Assets - Net                                                8,558       151,225
-------------------------------------------------------------------------------------
                                                            $ 5,792,446     $ 397,301
=====================================================================================

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                           Condensed Consolidated Balance Sheets
================================================================================

June 30,                                                                      2000            1999
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Notes payable (Note 4)                                                $    617,365    $    578,250
   Current portion of capitalized leases                                       99,814          72,419
   Accounts payable and accrued expenses                                      447,609         300,908
   Related party payables                                                     439,076              --
   Deferred revenue                                                           246,109              --
   Accrued payroll and related taxes                                          313,857         158,678
   Accrued interest                                                           370,828         173,653
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                   2,534,658       1,283,908
-----------------------------------------------------------------------------------------------------
Long-Term Debt (Note 5)                                                     1,440,450       1,000,000

Capitalized Leases, Less Current Maturities                                        --          34,323
-----------------------------------------------------------------------------------------------------
Total liabilities                                                           3,975,108       2,318,231

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit)
   Preferred stock; 10,000,000 shares authorized,
     no shares issued and outstanding                                              --              --
   Common stock, $.001 par value; 100,000,000 shares
     authorized, 14,146,289 and 6,275,169 shares
     issued and outstanding, respectively                                      13,883           6,275
   Stock subscriptions receivable                                              (2,963)             --
   Additional paid-in capital                                              16,268,207       7,583,613
   Deficit accumulated during the development stage                       (14,251,789)     (9,360,818)
   Accumulated other comprehensive loss:
     Unrealized holding loss on marketable securities (Note 3)               (210,000)       (150,000)
-----------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                        1,817,337      (1,920,930)
-----------------------------------------------------------------------------------------------------
                                                                         $  5,792,445    $    397,301
=====================================================================================================

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                           Consolidated Statements of Operations
================================================================================


                                                                                                                         Period from
                                                                                                                           Inception
                                                                                                                       (May 20, 1996
                                                                   2000                         1999                     to June 30,
                                                         ---------------------------------------------------------
                                                            3 mos        6 mos            3 mos          6 mos                  2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                               $     50,728    $    132,998      $       --      $       --    $    404,587

Costs, Expenses And Other

Selling, general and administrative expenses
    (including stock-based compensation of
    $264,000 in 1999 and the period from
    inception (May 20, 1996)  to June 30, 2000)          (1,230,506)     (2,588,497)        (75,698)       (100,125)     (4,904,365)
Gain on disposal of subsidiary                                   --              --         708,419         708,419         708,419

Restructuring charge
    (including stock-based compensation of
    $6,211,000 in 1999 and the period from inception
    (May 20, 1996)  to June 30, 2000)                            --              --        (141,520)       (505,832)    (10,017,906)

Interest Expense                                            (90,056)       (164,227)             --          (1,206)       (420,564)

Loss on impairment of fixed assets                               --              --              --              --         (59,543)
Realized gain on sale of marketable securities                   --              --              --              --          50,000

Cost of revenues                                               (719)             --              --              --         (17,278)

Interest income                                                  --             909              --              --           2,934
-----------------------------------------------------------------------------------------------------------------------------------
Total Costs, Expenses and Other                          (1,319,844)     (2,751,816)        491,201         101,256     (14,658,304)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                      $ (1,269,116)   $ (2,618,818)   $    491,201    $    101,256    $(14,253,717)
===================================================================================================================================
Net Income (Loss) Per Share:

   Net Income (Loss)                                   $      (0.09)   $      (0.19)   $       0.08    $       0.02
-----------------------------------------------------------------------------------------------------------------------------------
Weighted-Average Shares Outstanding                      14,146,289      14,146,289       6,275,169       6,275,169
===================================================================================================================================

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                 Condensed Consolidated Statements of Cash Flows

================================================================================

Increase (Decrease) in Cash and Cash                                                                                  Period from
Equivalents                                                                                                             Inception
                                                                                                                    (May 20, 1996)
                                                            2000                             1999                      to June 30,
                                                 --------------------------------------------------------------
                                                       3 mos           6 mos           3 mos           6 mos                 2000
---------------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
   Net loss                                      $  (1,269,116)   $  (2,618,818)   $    491,201    $    101,256    $  (14,253,717)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                     339,737          679,473          11,755          27,499         1,571,580
     Gain on sale of subsidiary                              -                -        (708,419)       (708,419)         (708,419)
     Net loss on stock issued for debt and
     services                                                -                -               -               -             4,390
     Stock issued for debt and services                 16,000           16,000               -               -           119,818
     Loss on impairment of fixed assets                      -                -               -               -            59,543
     Stock options granted and contingent
     shares issued                                           -                -               -               -         6,211,525

   Change in operating assets and liabilities:
     Accounts receivable                               (19,871)          74,200           4,352           2,637          (181,987)
     Notes receivable                                        -                -               -               -             5,833
     Intangible and other assets                             -                -               -               -           (56,680)
     Prepaid assets                                      5,137                -               -          35,000             3,425
     Accounts payable, accrued payroll
     And accrued expenses                               (8,110)         107,275         (39,745)        (47,973)          841,462
     Related party payables                            100,020           69,576               -               -           263,940
     Deferred revenue                                  143,590          131,770               -               -           234,864
     Accrued interest                                   78,670          141,591               -               -           290,561
---------------------------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                (613,943)      (1,398,933)       (240,856)       (590,000)       (5,593,862)
---------------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Investing Activities
   Proceeds from sale of subsidiary and
   related assets                                            -                -         472,257         472,257           498,000
   Acquisition of goodwill (investment in
   subsidiary                                                -                -        (150,000)       (150,000)         (181,931)
   Cash acquired in acquisition
   of subsidiary                                             -                -               -               -            46,978
   Purchases of fixed assets                           (34,126)         (49,990)              -            (157)         (409,022)
---------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing
 activities                                            (34,126)         (49,990)        322,257         322,100           (45,975)
---------------------------------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities
   Net proceeds from sale of common
   Stock                                               323,001        1,171,005         346,006         346,006         3,442,252
   Proceeds from issuance of long-term
   debt and notes payable                                    -                -          54,003         416,221         2,316,796
   Repayments on advances                                    -                -         338,000        (338,000)                -
   Principal payments on notes payable                  (6,000)          (8,000)       (137,718)       (143,095)         (155,428)
   Principal payments on capital leases                      -                -          (3,743)         (6,946)          (83,206)
   Proceeds from capitalized lease                           -                -               -               -           159,650
---------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities             317,001        1,163,005         (79,452)        274,186         5,680,064
---------------------------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash
 equivalents                                          (331,068)        (285,918)          1,949           6,286            40,227
 Cash and Cash Equivalents at Beginning of
 Period                                                371,295          326,146           5,869           1,532                -
---------------------------------------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents at End of Period      $      40,227    $      40,277    $      7,818    $      7,818    $       40,227
=================================================================================================================================

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                Consolidated Statements of Cash Flows, Continued

================================================================================

Increase (Decrease) in Cash and Cash                                                                       Period from
Equivalents                                                                                                  Inception
                                                                                                              (May 20,
                                                                                                                 1996)
                                              2000                                  1999                   to June 30,
                                          ---------------------------------------------------------------
                                              3 mos          6 mos           3 mos           6 mos             2000
-------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for:
   Interest                                $     11,250   $      22,500  $       3,839   $       27,806    $    268,717
   Income taxes                                      --              --             --   $        1,600    $      4,800
-------------------------------------------------------------------------------------------------------------------------

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

In March 2000, the Company issued 600,000 shares of its common stock to Global One, Inc. related to the acquisition of IXATA, Inc.

In June 2000, the CEO of the Company exercised options to purchase 100,000 shares of its common stock for total proceeds to the company of $16,000. The option exercise in effect converted a $16,000 cash loan to IXATA, Inc. to equity.

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

================================================================================

1.  Basis of        The accompanying condensed consolidated financial statements
    Presentation    of The IXATA Group, Inc. and subsidiaries (the "Company")
                    include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB for the year ended December 31, 1999 filed on May 16, 2000 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000 or any future period, and the Company makes no representations related thereto.

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

                    Independent auditors have not performed a SAS 70 Review on the quarter ending June 30, 2000 and Inception to June 30, 2000 numbers

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

================================================================================

                    contained in this report.

2.  Abbreviated     An abbreviated summary of the Company's significant
    Summary of      accounting policies applied consistently in the preparation
    Significant     of the accompanying consolidated financial statements
    Accounting      follows.
    Policies

(a) Development     Effective July 1, 1999, the Company is principally engaged
    stage           in developing, marketing and providing global Internet-based
    operations      business-to-business electronic commerce services for the
                    corporate travel and hospitality markets. Because the Company had not generated significant revenues as of June
                    30, 2000, the Company believes it is in the development stage at June 30, 2000. The Company also has entered into contracts authorizing certain strategic partners to sublicense its software. The Company invested significant capital and effort in development of its databases, software and customer base throughout 1999 and the first half of 2000.

(b) Going concern   The accompanying consolidated financial statements as of
                    June 30, 2000 have been prepared assuming the Company will continue as a going concern. However, the Company had working capital deficits of $2,218,894 and $1,121,589 as of June 30, 2000 and 1999, respectively, and incurred net losses of $2,618,818 and $14,253,717 for the quarter ended
                    June 30, 2000 and for the period from inception (May 20, 1996) to June 30, 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                    To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, the Company is pursuing a multiple phase strategy and has retained an investment banking firm, Scott & Stringfellow, Inc., to assist and advise the Company in the process. During the initial phase, from November 1999 to April 2000, the Company secured financing from private investors in exchange for shares of the Company's common stock, raising a net amount of $1.8

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

================================================================================

                    million from these individuals. The second phase of the financing plan is to raise between $1.5 and $3.0 million in equity from strategic and institutional investors. This phase is currently underway, with both strategic and institutional investors identified and expressing interest to an equity investment in the Company. There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

(c) Revenue         The Company recognizes revenue from transaction revenues and
    recognition     sales of subscriptions. Transaction revenues are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Subscription revenues are recognized over the period of the subscription. An allowance has been provided for uncollectible accounts based on management's evaluation of the accounts and the customer's history.

3.  Marketable      The cost, unrealized holding loss and fair market value of
    Securities      marketable securities are as follows:

                                                    Unrealized
                                    Cost          Holding Loss     Fair Value
                                    --------------------------------------------
                    June 30, 2000   $  300,000     $ (210,000)      $ 90,000
                    ============================================================

                    The net changes in unrealized holding loss on securities available for sale charged to stockholder's equity (deficit) in 2000 was $(66,000). The net changes in unrealized holding loss on securities available for sale charged to stockholder's equity (deficit) since the securities were acquired is $210,000. As it is not more likely than not that the Company will benefit from the realization of this loss, no tax benefit has been recorded.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

================================================================================

4.  Notes           Notes payable - short-term consisted of the following:
    Payable -
    Short-Term      June 30,                                                                  2000              1999
                    -------------------------------------------------------------------------------------------------
                    Note payable to a limited partnership bearing 15% interest;
                     principal and interest due on November 1, 1999 and was
                     extended as a demand note; secured by a stock pledge
                     agreement.                                                          $ 300,000         $      -

                    Unsecured note payable; interest at 10% per annum. Principal and unpaid interest were due January 30, 1999. The note was
                     extended as a demand note.                                            130,000          130,000

                    Unsecured note payable to unrelated parties for advances
                     made to the Company; interest at 10% per annum. Principal
                     and interest were due on September 1, 1999. The note was
                     extended as a demand note.                                            130,000          298,250

                    Note payable for a settlement with the Company's former CEO to resolve all outstanding Company obligations related to
                     his employment; assigned to an unrelated party in 1999;
                     interest at 12% per annum. Principal and unpaid interest due
                     on demand.                                                             50,000           50,000

                    Account payable with a vendor converted to a note on June
                     21, 1999; interest at 8%; payable in

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

================================================================================

                     $2,000 installments of principal and interest beginning July
                     1, 1999.                                                                7,365                -
4.  Notes
    Payable -       June 30,                                                              2000                1999
    Short-Term,     -----------------------------------------------------------------------------------------------
    cont'd
                    Note payable; interest at 10% per annum. The note was
                    secured with security interest in 50,000 shares of the
                    Company's common stock. Paid in 1999.                                        -          100,000

                    -----------------------------------------------------------------------------------------------
                                                                                       $   617,365      $   578,250
                    ===============================================================================================

5.  Long-Term       Long-term debt consisted of the following:
    Debt
                    June 30,                                                              2000                1999
                    -----------------------------------------------------------------------------------------------
                    Convertible debenture in the amount of $1,000,000 issued
                    August 21, 1998 for advances made to the Company; interest at 12%, payable quarterly; principal is payable on the
                    earlier of 1) the Company's receipt of at least $8 million proceeds from a public offering of Company securities or 2)
                    August 21, 2001. Non-detachable warrants for 500,000 shares exercisable at $2.72 per share were issued in connection
                    with the convertible debenture. The warrants expire on
                    August 21, 2003.                                                   $ 1,000,000      $ 1,000,000


                    Advances payable to unrelated parties and potential
                     investors who have committed the funds on a long-term

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

================================================================================

                     basis. Negotiations with various parties have not
                     characterized the debt and equity nature of the funds or
                     finalized interest rates, maturity dates, repayment terms
                     or other features for the advances.                                  430,450                 -

                    Note payable to a related party; interest at 5%; principal
                     and interest are due on February 16, 2004.                            10,000                 -

                    Amount payable with a vendor converted to a note on June 21,
                     1999; interest at 8%; payable in $2,000 monthly installments
                     of principal and interest beginning July 1, 1999.                          -             6,928

                    CAPITAL LEASE:
                    In March of 1997, the Company entered into a sale-leaseback arrangement under which computer equipment capitalized at
                     $159,649 is being accounted for as a capital lease                         -            99,814
                    Less: Current Portion of Lease                                              -           (72,419)
                    ------------------------------------------------------------------------------------------------
                                                                                       $1,440,450       $ 1,034,323
                    ================================================================================================

                    Future minimum principal payments on long-term debt are as follows:

                    Year Ending June 30,
                    -----------------------------------------------------------------------------------------------
                                2001                                                                             -
                                2002                                                                     1,430,450
                                2003                                                                             -
                                2004                                                                        10,000
                    -----------------------------------------------------------------------------------------------
                                                                                                        $1,440,450
                    ===============================================================================================

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

================================================================================

6.  Stockholders'
    Equity

    Common stock    In November 1999, the Company offered shares of its common stock to investors in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. In the first quarter of 2000, the Company has sold 1,060,007 shares of common stock for total proceeds to the Company of $848,004 after deduction of the placement agent fee of $0.05 per share. In the second quarter of 2000, the Company has sold 354,610 shares of common stock for total proceeds to the Company of $235,000 after deduction of the placement agent fee of $0.042 per share.

                    On April 1, 2000, the Secretary of the Company exercised options to purchase 20,000 shares of common stock for total proceeds to the Company of $20,000.

                    On June 5, 2000, the CEO of the Company exercised options to purchase 100,000 shares of common stock for total proceeds to the Company of $16,000.

6.  Sale of         In conjunction with the Company's acquisition of IXATA, Inc.
    SecurFone,      and subsequent to the sale of its wholly-owned subsidiary,
    Inc.            SecurFone, Inc., to TeleData World Services, Inc. ("TWOS"),
                    the Company discontinued its prepaid cellular operations in its entirety, effective June 30, 1999. The operations of the disposed cellular operations have been reclassified, net, as a restructuring charge. The Company is now focused entirely on operations in the e-commerce industry.

7.  Commitments
    and
    Contingencies

    Litigation      In the normal course of business, the Company is
                    occasionally named as a defendant in various lawsuits. It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations or the financial position of the Company or cash flows.

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following describes certain factors which produced changes in the results of operations of The IXATA Group, Inc. (the "Company") during the quarter and six months ended June 30, 2000 and as compared with the quarter and six months ended June 30, 1999 as indicated in the Company's Condensed Consolidated Financial Statements. The following should be read in conjunction with the Condensed Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

Certain matters discussed in this Quarterly Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in these forward-looking statements. See "-- Forward-Looking Statements."

The Company

The Company, through its subsidiary, IXATA, Inc. ("IXATA.COM"), is a provider of Internet-based, business-to-business ("B2B") electronic commerce services in rapidly growing market for travel information services, serving an expanding base of more than twenty major Fortune 500 firms and other organizations. IXATA.COM's principal service, RFP Express(SM), integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system, interactive telephone and fax technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"), typically involving hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP Express(SM) provides dramatic cost savings to users, typically 70% or more compared to costs for manual processes. Pricing for RFP Express includes an annual subscription fee and transaction fees for each RFP handled. The Internet-based, electronic commerce and operational platforms developed to support the RFP Express(SM) offering can be used to address similar needs in other vertical markets.

The Company currently offers B2B e-commerce solutions to all market participants including:

     . Global Corporate Users
     . Property Management and Hotel Chains, and
     . Mega-Agencies.

The Company was organized in 1996 to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999, the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing a company whose business thrust is in line with the new strategy.

On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of "IXATA.COM", a privately held provider of Internet-based information and electronic commerce solutions servicing the travel and hospitality market. The acquisition was finalized on July 1, 1999 and is consistent with the Company's new business objectives of pursuing Internet-based, "B2B" e-commerce opportunities. The Company plans to significantly expand IXATA.COM's operations to offer new enhanced information services in the travel market, targeting existing and new corporate clients, hotel and property management groups, major travel agencies and worldwide strategic partners.

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------


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

The Company's principal executive offices are located at 8989 Rio San Diego, Suite 160, San Diego, California 92108, its telephone number is (619) 400-8800, and its website is www.ixata.com.

Recent Events

On July 26, 2000, the Company announced that it had encountered cash flow problems due to delays in securing new funding. The Company worked with outside investors and selected financial institutions to resolve the financial situation and support ongoing operations. On July 27, 2000, the Company announced it had secured a new bank line of credit to provide limited near term financing to support operations.

On September 12, 2000, the Company announced a preliminary agreement for funding from NextGen Capital, L.L.C., a northern Virginia-based venture capital firm specializing in high technology and Internet-related investments. NextGen has provided an initial investment in the Company and is providing limited guarantees for the Company's bank credit. Based on the preliminary agreement, NextGen will invest up to $1.25 million in convertible preferred stock. The transaction is subject to completion of a definitive business agreement and due diligence. There can be no assurances that the transaction will be completed as proposed or at all.

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

Results of Operations

During the second quarter of 2000, the Company reported revenues of $50,728, with a net loss of $1,269,116. Total year-to date revenues through the second quarter are $132,998, with a loss of $2,751,816 during the same period. Total billings for the second quarter of 2000 were $221,167, and total billings year-to date were $283,763.

The Company, in the second quarter of 1999, sold the Company's
Buy-The-Minute(TM) product and the Company discontinued operation of the Company's SecurFone America Local Network Solution. As a result of these

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

transactions, certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. Revenue, cost of goods sold and operating and other expenses relating to the prepaid cellular product line have been reclassified as a restructuring charge, resulting in these items being reported as $0 for periods prior to the sale and discontinuance of the prepaid cellular products.

The loss in the first half of 2000 increased to $2,751,816 from a gain of $59,405 in the first half of 1999 primarily due to increased selling, general and administrative expenses associated with operations of IXATA.COM , offset by a reduction in the restructuring charge associated with the cellular operation and a gain on the sale of a subsidiary.

The Company purchased its IXATA.COM subsidiary as of July 1, 1999, and has consolidated financial results for the IXATA.COM subsidiary commencing in the third quarter of 1999. Therefore, detailed comparison of financial results of the current financial with those of a year earlier are not meaningful.

Second Quarter of 2000 Compared to Second Quarter of 1999

Revenues

The Company only purchased IXATA.COM and began the operations of its Internet-based electronic commerce services in the third quarter of 1999. B2B e-commerce revenues for the second quarter of 2000 increased to $50,298 from $0 in the second quarter of 1999. The increase was due to the revenues from the RFP Express(SM) product for the travel and hospitality sectors. The Company expects that revenues from RFP Express(SM) will continue to grow on a long-term basis.

Costs, Expenses and Other

Selling, general and administrative expenses increased to $1,230,506 in the second quarter of 2000 from $69,724 in the second quarter of 1999. This increase was due to the cessation of cellular operations effective June 30, 1999 resulting in negligible ongoing operating expenses in 1998 due to the refocusing of the Company's direction. See "- The Company." In addition, the increase in selling, general and administrative expenses was due to the hiring and development of an experienced management and operations team, as well as funding the growth of the IXATA.COM e-commerce business. Wages and associated taxes increased in the second quarter of 2000 to $460,671 from $69,724 in the second quarter of 1999. An increase in expenses related to consulting services required while the Company was building its internal capabilities rose to $133,800 in the second quarter of 2000 from $0 in the second quarter of 1999. The Company expects to reduce its expenditures for external consultants in the future. Legal and professional fees increased to $95,041 in the second quarter of 2000 from $0 in the second quarter of 1999. Amortization expense related to goodwill increased to $335,744 in the second quarter of 2000 from $0 in the second quarter of 1999.

Costs, expenses, and other increased to $1,319,843 in the second quarter of 2000 from a gain of $449,350 in the second quarter of 1999. The increase in operating expenses was limited because of the cessation of the Company's prepaid cellular service offering. The Company incurred a restructuring charge of $0 and $141,520 in the second quarter of 2000 and 1999, respectively.

Interest expense increased to $90,056 in the second quarter of 2000 from $0 in second quarter of 1999 due to the Company's obligations to lenders that have extended the Company funds for operations since inception. Interest income increased to $0 in the second quarter of 2000 from $0 in the second quarter of 1999. The cost of revenues increased to $719 in the second quarter of 2000 from $0 in the second quarter of 1999. The increase was from the Company's RFP Express(SM) product for the travel and hospitality sectors.

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

The net loss in the second quarter of 2000 increased to $1,269,116 from a gain of $449,350 in the second quarter of 1999. This increase was primarily due to the increase in selling, and general and administrative expenses partially offset by the reduction in the restructuring charge associated with the cellular operation.

First Half of 2000 Compared to First Half of 1999

Revenues

The Company only purchased IXATA.COM and began the operations of its Internet-based electronic commerce services in the third quarter of 1999. B2B e-commerce revenues for the first half of 2000 increased to $132,998 from $0 in the first half of 1999. The increase was from the sales from the RFP Express(SM) product for the travel and hospitality sectors. The Company expects that revenues from RFP Express(SM) will continue to grow at an accelerated rate on a long-term basis.

Costs, Expenses and Other

Selling, general and administrative expenses increased to $2,588,497 in the first half of 2000 from $141,976 in the first half of 1999. This increase was due to the cessation of cellular operations effective June 30, 1999 resulting in negligible ongoing operating expenses in 1999 due to the refocusing of the Company's direction. See "- The Company." In addition, the increase in selling, general and administrative expenses was due to the hiring and development of an experienced management and operations team, as well as funding the growth of the IXATA.COM e-commerce business. Wages and associated taxes increased in the first half of 2000 to $985,270 from $141,976 in the first half of 1999. An increase in expenses related to consulting services required while the Company was building its internal capabilities rose to $218,400 in the first half of 2000 from $0 in the first half of 1999. The Company expects to reduce its expenditures for external consultants in the future. Legal and professional fees increased to $113,506 in the first half of 2000 from $0 in the first half of 1999. Amortization expense related to goodwill increased to $671,488 in the first half of 2000 from $0 in the first half of 1999.

Costs, expenses, and other increased to $2,751,816 in the first half of 2000 from a gain of $59,405 in the first half of 1999. The increase in operating expenses was limited because of the cessation of the Company's prepaid cellular service offering. The Company incurred a restructuring charge of $0 and $505,832 in the first half of 2000 and 1999, respectively.

Interest expense increased to $164,227 in the first half of 2000 from $1,206 in the first half of 1999 due to the Company's obligations to lenders that have extended the Company funds for operations since inception. Interest income increased to $909 in the first half of 2000 from $0 in the first half of 1999. The cost of revenues increased to $719 in the first half of 2000 from $0 in the first half of 1999. The increase was from the launch of it's the Company's RFP ExpressSM product for the travel and hospitality sectors.

The net loss in the first half of 2000 increased to $2,618,818 from a gain of $59,405 in the first half of 1999. This increase was primarily due to the increase in selling, and general and administrative expenses partially offset by the reduction in the restructuring charge associated with the cellular operation.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is continually reviewing various sources of additional

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

financing to fund its growth. As of June 30, 2000, the Company had received advances in the amount of $5,680,064 from private investors.

To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, the Company is pursuing a multiple phase strategy and has retained an investment banking firm, Scott & Stringfellow, Inc., to assist and advise the Company in the process. On October 12, 1999, the Company entered into a relationship with S&S to act as the exclusive financial advisor to the Company, in connection with the exploration of potential alternative strategic transactions, including without limitation one or more private equity offerings, mergers and acquisitions and a public equity offering. During the initial phase of the Company's addressing of its financial needs, from November 1999 to April 2000, the Company secured financing from private investors in exchange for shares of the Company's common stock, raising a net amount of $1.8 million from these individuals. The second phase of the financing plan is to raise between $1.5 and $3.0 million in equity from strategic and institutional investors. This phase is currently underway, with both strategic and institutional investors identified and expressing interest to an equity investment in the Company. There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

At June 30, 2000, the Company had cash and cash equivalents of $40,226 as compared to $7,818 at June 30, 1999. In addition, the Company had accounts receivable totaling $185,583 from the sale of the Company's B2B e-commerce services. Net cash used by operating activities was $613,943 in the second quarter of 2000 compared to $ 240,856 in the second quarter of 1999. Net cash used by investing activities in the first quarter of 2000 was $34,126, consisting of $34,126 used to purchase equipment as compared with the use of $0 to purchase equipment in the second quarter of 1999. Net cash provided by financing activities in the second quarters of 2000 totaled $317,000 which consisted primarily of $323,001 in proceeds from equity investment to the Company from private investors as compared with $(79,452) in the second quarter of 1999 which consisted primarily of repayments of notes payable of $338,000.

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

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

 .    The Company requires significant additional capital, which it may not be able to obtain. As the Company continues to implement its business plan, present sources of financing will not be adequate to support the Company's increased cash needs. Furthermore, the Company's entry into new Internet and electronic commerce business areas will create additional demands for investment capital. The Company recently encountered cash flow problems due to delays in securing new funding. The Company may not be able to obtain future equity or debt financing on satisfactory terms or at all. If the Company fails to obtain necessary short-term financing, it will not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations. The Company's auditors issued an opinion on its most recent audit of the Company's financial statements that, based on the Company's losses and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern if it does not obtain additional debt or equity financing.

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

 .    The Company has a short operating history upon which to base an investment decision. The Company established a new strategic objective of refocusing the Company's mission to pursue Internet-related and e-commerce opportunities in late 1998. As a result, its business plan is currently in the early stage and, accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, the Company must, among other things, attract a number of major corporate clients/customers and strategic alliance partners, implement and successfully execute its marketing and sales strategy, and successfully recruit and motivate qualified sales and technical personnel. There can be no assurance that the Company will be successful in addressing these risks, and the failure to do so could have a material adverse effect on the Company. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of an early stage business. It is impossible to predict the degree of success the Company will have in achieving the its objectives.

 .    If the Company is unable to successfully integrate IXATA.COM, its financial results will suffer. The Company completed its acquisition of IXATA.COM on July 1, 1999. Its future profitability will depend heavily on its ability to integrate IXATA.COM. Failure to successfully integrate the companies may cause significant operating inefficiencies and adversely affect profitability. To successfully integrate the companies, the Company must, among other things, install and standardize adequate operational, financial and control systems.

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

 .    The Company's failure to protect or maintain its intellectual property rights could place it at a competitive disadvantage and result in loss of revenue and higher expenses. The Company's performance and ability to compete are dependent to a significant degree on its proprietary electronic commerce system and services. The steps the Company has taken to protect its proprietary intellectual property rights may not prevent or deter someone else from using or claiming rights to its intellectual property. Third party infringement or misappropriation of trade secrets, copyrights, trademarks or other proprietary information could seriously harm the Company's business. The Company also cannot assure that it will be able to prevent the unauthorized disclosure or use of its proprietary knowledge, practices and procedures if its senior managers or other key personnel leave it. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may claim that it has violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may distract management from day-to-day operations of the Company.

 .    The Company's business prospects depend on demand for and market acceptance of the Internet. The Company is currently dependent on the Internet as an access and transmission medium to provide its services. Although the Company believes that the acceptability and usability of the Internet will increase over time, any increase in the rates charged by Internet service providers resulting in a decreased usage of the Internet or decreased use of the Internet for electronic commerce transactions, would have a materially adverse effect on the Company's operating margins. Failure to promote Internet access as the preferred means of accessing the Company's service could also have a materially adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its Internet based e-commerce operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.

 .    If the Company's market does not grow as expected, its revenues will be below its expectations and its business and financial results will suffer. The Company is engaged in a developing business with an unproven market. Accordingly, it cannot accurately estimate the size of its market or the potential demand for its services. If its customer base does not expand or if there is not widespread acceptance of its products and services, its

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

     business and prospects will be harmed. The Company believes that its potential to grow and increase its market acceptance depends principally on the following factors, some of which are beyond its control:

         (a) the effectiveness of its marketing strategy and efforts;
         (b) its product and service quality;
         (c) its ability to provide timely, effective customer support;
         (d) its distribution and pricing strategies as compared to its competitors;
         (e) its industry reputation; and
         (f) general economic conditions.

 .    Any failure of the Company's Internet and e-commerce infrastructure could lead to significant costs and disruptions which could reduce revenues and harm business and financial results. The Company's success, in particular its ability to automate the RFP process successfully, largely depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company presently has very limited redundant systems. It does not have a formal disaster recovery plan and carries no business interruption insurance to compensate it for losses that may occur. Temporary or permanent loss of data or systems through casualty or operating malfunction could have a materially adverse effect on the Company's business.

 .    The Company could lose customers and expose itself to liability if breaches of its network security disrupt service to its customers or jeopardize the security of confidential information stored in its computer systems.
     Despite the implementation of network security measures, the Company's network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or Internet users. Any of these acts could lead to interruptions, delays or cessation in service to the Company's customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in the computer systems and the Company's customers' computer systems, which may result in liability to existing customers and may also deter potential customers. Any security measures the Company implements may be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions or delays to the Company's customers that could cause harm to the Company's reputation as well as its business and financial results.

 .    Rapid growth in the Company's business could strain its resources and harm its business and financial results. The planned expansion of the Company's operations will place a significant strain on its management, financial controls, operations systems, personnel and other resources. The Company expects that its customers increasingly will demand additional information, reports and services related to the services and products the Company currently provides. If the Company is successful in implementing its marketing strategy, it also expects the demands on its network infrastructure and technical support resources to grow rapidly, and it may experience difficulties responding to customer demand for its services and providing technical support in accordance with its customers' expectations. The Company may not be able to keep pace with any growth, successfully implement and maintain its operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in an evolving industry. If the Company is unable to manage growth effectively, it may lose customers or fail to attract new customers and its business and financial results will suffer.

 .    The Company may not be able to compete in its highly competitive market.
     The Internet-based electronic commerce market has become increasingly competitive due to the entry of large, well-financed service providers into the market. Other potential competitors in the market for Internet-based electronic commerce services for the travel and hospitality industry may include companies with substantially greater financial and marketing resources than those of the Company. No assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. The Company may not be able to operate

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

     successfully in this competitive environment. Direct competitors today include JBH and Lanyon, among others seeking to enter the market for e-commerce services targeting the travel and hospitality sectors. Other potential competitors, such as Ariba, Inc., have existing, well-established e-commerce platforms and have also indicated an interest in pursuing IXATA.COM's target market. While to date the market reaction to the Company's service has been positive vis-a-vis competitive services, there is no assurance this will continue in the future.

 .    The Company depends on the services of senior management and other key personnel and the ability to hire, train and retain skilled employees. The success of the Company will be dependent on the skill and experience of certain key employees. The Company believes that the loss of Paul B. Silverman, CEO, or Andrew H. Kent, CFO, Robert Steiner, President of IXATA.COM's Venture Purchasing Solutions Division, or Fred Gluckman Vice-President -Technology of IXATA.COM, could disrupt or delay the Company's business or would otherwise have a material adverse effect on the Company's business. The Company's future success also depends on its ability to identify, attract, hire, retain and motivate other well qualified managerial, sales and marketing personnel. There can be no assurance that these professionals will be available in the market or that the Company will be able to meet their compensation requirements.

 .    Risks associated with operating in international markets could restrict the
     Company's ability to expand globally and harm its business and prospects. The Company markets and sells its services and products in the United
     States and internationally. The Company's failure to manage its international operations effectively could limit the future growth of its business. There are certain risks inherent in conducting the Company's business internationally, such as:

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

 .    Government regulation and legal uncertainties could limit the Company's business or slow its growth. Although Internet-based electronic commerce is not currently subject to government regulation, it is under increased scrutiny by regulatory agencies and may undergo rapid and drastic regulatory changes. There can be no assurances that one or more services currently offered by the Company will not be negatively impacted by newly-created or interpreted regulations

 .    The Company's operating results may fluctuate in future periods which may cause volatility or a decline in the price of its common stock. The Company may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Such fluctuations may cause the price of its common stock to fall. Factors that may adversely affect the Company's quarterly operating results include, without limitation:

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

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

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

 .    The Company's executive officers, directors, and parties related to them, in the aggregate, control over half of the Company's Common Stock and may have the ability to control matters requiring stockholder approval. The Company's executive officers, directors and parties related to them own a large enough stake in the Company to determine matters presented to stockholders, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. In addition, certain executive officers, directors and other shareholders, representing 65% of the Company's outstanding common stock, have entered into a Voting Agreement in which the parties agree to vote their shares for certain directors. As a result, these stockholders may have the ability to control the election and removal of directors. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

 .    The Company's common stock may be delisted from the Nasdaq Over-the-Counter
     Bulletin Board Service. In order to maintain the listing of its common stock for trading on the Nasdaq Over-the-Counter Bulletin Board Service, the Company must make required filings with the Securities and Exchange Commission. If the Company's stock were to be delisted, there would be no public market for the Common Stock and stockholders would have difficulty liquidating their investment. The Company has been deliquent in its filings on several occasions and Nasdaq has appended an "E" to the Company's trading symbol, indicating it is not in compliance with its filing requirements. Although the Company believes that the filing of this Quartery Report with the Securities and Exchange Commission brings the Company into compliance, allowing it to retain its stock listing on the Nasdaq Bulletin Board, there can be no assurance that it will be able to do so.

These and other risks described in this Quarterly Report must be considered by any investor or potential investor in the Company.

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

                         Part II -- Other Information

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal matters which are incidental to its operations. See Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for a description of significant pending legal proceedings. In the opinion of management, the ultimate resolution of pending matters will not had a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds.


In June of 2000, the Company offered equity investments to private parties in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. As of June 30, 2000, the Company had sold 354,610 shares of its unregistered stock for $0.705 a share in connection with the offering. Proceeds to the Company were $235,000 after the deduction of Scott & Stringfellow, Inc.'s ("S&S") placement agent fee of $0.042 per share. The purchasers in the offering were granted the right in certain instances to include their shares in future offerings of registered stock by the Company.

Item 3. Defaults Upon Senior Securities.

No defaults upon senior securities occurred during the second quarter of 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders in the first quarter of 2000.

Item 5. Other Information.

On July 26, 2000, the Company announced that it had encountered cash flow problems due to delays in securing new funding. The Company worked with outside investors and selected financial institutions to resolve the financial situation and support ongoing operations. On July 27, 2000, the Company announced it had secured a new bank line of credit to provide limited near term financing to support operations.

On September 12, 2000, the Company announced a preliminary agreement for funding from NextGen Capital, L.L.C., a northern Virginia-based venture capital firm specializing in high technology and Internet-related investments. NextGen has provided an initial investment in the Company and is providing limited guarantees for the Company's bank credit. Based on the preliminary agreement, NextGen will invest up to $1.25 million in convertible preferred stock. The transaction is subject to completion of a definitive business agreement and due diligence. There can be no assurances that the transaction will be completed as proposed or at all.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits being filed with this Quarterly Report:

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------


        27   Financial Data Schedule

     (b) The Company filed the following Current Reports on Form 8-K in the second quarter of 2000:


Form 8-K dated March 28, 2000 related to a change of auditors for the Company from Conte Co., C.P.A., Inc. to Nation Smith Hermes Diamond, APC, filed with the SEC on April 24, 2000.

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2000
--------------------------------------------------------------------------------

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   The IXATA Group, Inc.


Date: September 22, 2000           /s/ Paul B. Silverman
                                   ---------------------
                                   By Paul B. Silverman, Chief Executive Officer


--------------------------------------------------------------------------------
                                    Page 27