Form 10QSB
period 2000-09-30
IXATA GROUP INC
filed 2000-11-21
CIK 929425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000.

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                       Commission file number: 33-83526

                             The IXATA Group, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                           95-4453386
----------------------------------------        --------------------------------

     (State of Incorporation)                     (I.R.S. Employer Identi-
                                                     fication No.)


        8989 Rio San Diego Drive, Suite 160 San Diego, California 92108
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)



                                 619-400-8800
                   ----------------------------------------
               (Issuer's Telephone Number, Including Area Code)



Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X   No ______
      -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 14,043,936  (as of November 1, 2000)
--------------------------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

  Yes ______ No X
                -

                            The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

                               Table of Contents

Item                                                                                 Page
----                                                                                 ----
Part I -- Financial Information                                                       2
  Item 1. Financial Statements.                                                       2
  Item 2. Management's Discussion and Analysis or Plan of Operations.                17
  The Company                                                                        17
  Financing                                                                          18
  Recent Events                                                                      18
  Results of Operations                                                              18
  Third Quarter of 2000 Compared to Third Quarter of 1999                            19
  First Nine Months of 2000 Compared to First Nine Months of 1999                    19
  Liquidity and Capital Resources                                                    20
  Year 2000                                                                          21
  Forward-Looking Statements                                                         21
Part II -- Other Information                                                         26
  Item 1. Legal Proceedings.                                                         26
  Item 2. Changes in Securities and Use of Proceeds.                                 26
  Item 3. Defaults Upon Senior Securities.                                           26
  Item 4. Submission of Matters to a Vote of Security Holders.                       26
  Item 5. Other Information.                                                         26
  Item 6. Exhibits and Reports on Form 8-K.                                          26


                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)



                                               Consolidated Financial Statements
                                      Quarters Ended September 30, 2000 and 1999
                                and for the Period from Inception (May 20, 1996)
                                                           to September 30, 2000



**** Independent auditors have not performed a SAS 71 Review on the 3rd Quarter ending September 30, 2000 and Inception to September 30, 2000 numbers contained in this report. ****

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                                                        Contents


Part I -- Financial Information

      Item 1.  Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets                         3

               Condensed Consolidated Statements of Operations               5

               Condensed Consolidated Statements of Cash Flows             6-8

               Notes to Condensed Consolidated Financial Statements       9-16

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                           Condensed Consolidated Balance Sheets


September 30,                                               2000           1999
-------------------------------------------------------------------------------

Assets

Current Assets
 Cash and cash equivalents                            $   62,502     $   22,538
 Marketable equity security (Note 3)                       6,000         56,250
 Accounts receivable - net of allowance for doubtful
  accounts of $0 and $0  in 2000 and 1999,
  respectively                                           286,863        165,163
-------------------------------------------------------------------------------
Total current assets                                     355,365        243,951

Fixed Assets - Net                                       100,198        142,275

Goodwill - Net                                         5,028,645      6,369,619
Other Assets - Net                                         8,058         10,058
-------------------------------------------------------------------------------
                                                      $5,492,266     $6,765,903
===============================================================================

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                           Condensed Consolidated Balance Sheets



September 30,                                                               2000                1999
----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
 Notes, deposits and advances payable (Note 4)                      $    832,365        $    190,000
 Current portion of capitalized leases                                    99,814              94,976
 Accounts payable and accrued expenses                                   522,348           1,177,507
 Related party payables                                                  454,076             269,016
 Deferred revenue                                                        285,585             114,856
 Accrued payroll and related taxes                                       360,012             195,262
 Accrued interest                                                        438,248             235,783
----------------------------------------------------------------------------------------------------
Total current liabilities                                              2,992,448           2,277,400
----------------------------------------------------------------------------------------------------
Long-Term Debt (Note 5)                                                1,440,450           1,798,250
Capitalized Leases, Less Current Maturities                                    -              23,131
----------------------------------------------------------------------------------------------------
Total liabilities                                                      4,432,898           4,098,781

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit)
 Preferred stock; 10,000,000 shares authorized,
  no shares issued and outstanding                                             -                   -
 Common stock, $.001 par value; 100,000,000 shares
  authorized, 14,146,289 and 6,275,169 shares
  issued and outstanding, respectively                                    14,238              10,784
 Stock subscriptions receivable                                           (2,963)             (2,963)
 Additional paid-in capital                                           16,517,852          13,168,604
 Deficit accumulated during the development stage                    (15,175,759)        (10,265,553)
 Accumulated other comprehensive loss:
  Unrealized holding loss on marketable securities (Note 3)             (294,000)           (243,750)
----------------------------------------------------------------------------------------------------
 Total stockholders' equity (deficit)                                  1,059,368           2,667,122
----------------------------------------------------------------------------------------------------
                                                                    $  5,492,266        $  6,765,903
====================================================================================================

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                           Consolidated Statements of Operations

                                                                                                       Period from
                                                                                                    Inception (May
                                                                                                       20, 1996 to
                                                   2000                         1999                 September 30,
                                        ------------------------------------------------------
                                             3 mos         9 mos         3 mos        9 mos                   2000
------------------------------------------------------------------------------------------------------------------
Revenues                                  $   319,074   $   452,072   $    86,468   $   86,468        $    723,661

Costs, Expenses And Other
Selling, general and administrative
 expenses (including stock-based
 compensation of $264,000 in 1999 and
 the period from inception (May 20,
 1996) to September 30, 2000)              (1,169,898)   (3,758,395)     (942,677)   (1035,136)         (6,074,263)
Gain on disposal of subsidiary                      -             -             -      708,419             708,419

Restructuring charge (including
 stock-based compensation of $6,211,000
 in 1999 and the period from inception
 (May 20, 1996)  to Sept. 30, 2000)                 -             -             -     (505,832)        (10,017,906)
Interest Expense                              (71,218)     (235,445)      (59,732)     (60,938)           (491,782)
Loss on impairment of fixed assets                  -             -             -            -             (59,543)
Realized gain on sale of marketable                 -             -             -            -              50,000
 securities
Cost of revenues                                    -             -             -            -             (17,278)
Interest income                                     -           908             -            -               2,933
------------------------------------------------------------------------------------------------------------------
Total Costs, Expenses and Other            (1,241,116)   (3,992,932)   (1,002,399)    (893,487)        (15,899,420)
------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                         $  (922,042)  $(3,540,860)  $  (915,931)  $ (807,019)       $(15,175,759)
==================================================================================================================

Net Income (Loss) Per Share:

  Net Income (Loss)                       $     (0.07)  $     (0.25)  $     (0.15)  $    (0.13)
------------------------------------------------------------------------------------------------------------------
Weighted-Average Shares Outstanding        14,146,289    14,146,289     6,275,169    6,275,169
------------------------------------------------------------------------------------------------------------------

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                 Condensed Consolidated Statements of Cash Flows

Increase (Decrease) in Cash and                                                                                  Period from
 Cash Equivalents                                                                                                 Inception
                                       For the Period Ended September   For the Period Ended September 30,     (May 20, 1996)
                                                  30, 2000                             1999                   to September 30,
                                    ----------------------------------------------------------------------
                                          3 mos            9 mos            3 mos              9 mos                       2000
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                  $(922,042)     $(3,540,860)       $(915,931)          $(807,019)        $(15,175,759)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization              339,737        1,019,210          347,850             375,349            1,911,317
  Gain on sale of subsidiary                       -                -                -            (708,419)            (708,419)
  Net loss on stock issued for debt
   and services                                    -                -                -                   -                4,390
  Stock issued for debt and services               -           16,000                -                   -              119,818
  Loss on impairment of fixed assets               -                -                -                   -               59,543
  Stock options granted and
   contingent shares issued                        -                -                -                   -            6,211,525
 Change in operating assets and
  liabilities:
  Accounts receivable                       (101,280)         (27,080)        (157,066)           (154,430)            (283,267)
  Notes receivable                                 -                -                -                   -                5,833
  Intangible and other assets                      -                -                -                   -              (56,680)
  Prepaid assets                                   -                -            3,425              38,425                3,425
  Accounts payable, accrued payroll
   and accrued expenses                      118,964          226,238          254,773             199,144              960,426
  Related party payables                      15,000           84,576                -                   -              278,940
  Deferred revenue                            39,476          171,246          104,329             104,329              274,340
  Accrued interest                            67,420          209,011                -                   -              357,981
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating                  (442,725)      (1,841,659)        (362,620)           (952,621)          (6,036,587)
 activities
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
 Proceeds from sale of subsidiary
  and related assets                               -                -                -             472,257              498,000
 Acquisition of goodwill
  (investment in
    subsidiary                                     -                -                -            (150,000)            (181,931)
 Cash acquired in acquisition of
    subsidiary                                     -                -          (31,930)            (31,930)              46,978
 Purchases of fixed assets                         -          (49,990)         (47,351)            (47,509)            (409,022)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                              -          (49,990)         (79,281)            242,818              (45,975)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Net proceeds from sale of common
  Stock                                      250,000        1,421,005            9,644             355,650            3,692,252
 Proceeds from issuance of long-term
 debt and notes payable                      215,000          215,000          400,000             816,221            2,531,796
 Repayments on advances                            -                -                -            (338,000)                   -

 Principal payments on notes payable               -           (8,000)               -            (143,095)            (155,428)
 Principal payments on capital
  leases                                           -                -                -              (6,946)             (83,206)
 Proceeds from capitalized lease                   -                -                -                   -              159,650
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing
 activities                                  465,000        1,628,005          409,644             683,830            6,145,064
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                             22,275         (263,644)         (32,258)            (25,973)              62,502
Cash and Cash Equivalents at
 Beginning of Period                          40,227          326,146           54,796              48,511                    -
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of
 Period                                    $  62,502      $    62,502        $  22,538           $  22,538         $     62,502
===============================================================================================================================

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                                Consolidated Statements of Cash Flows, Continued

Increase (Decrease) in Cash and Cash
Equivalents                                                                                                            Period from
                                                                                                                       Inception
                                          For the Period Ended, September 30,     For the Period Ended, September 30, (May 20, 1996)
                                                          2000                                    1999                 to Sept. 30,
                                         ----------------------------------------------------------------------------
                                               3  mos              9 mos               3 mos               9 mos               2000
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow
Information:

Cash paid during the period for:
 Interest                                        $3,750             $26,250              $3,839             $27,806       $272,467
 Income taxes                                         -                   -                   -             $ 1,600       $  4,800
------------------------------------------------------------------------------------------------------------------------------------

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

In October 2000 the Company issued warrants to purchase $1.5 million shares in exchange for a line of credit guarantee from NextGen Capital, LLC.

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

1. Basis of         The accompanying condensed consolidated financial statements of The
   Presentation     IXATA Group, Inc. and subsidiaries (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB for the year ended
                    December 31, 1999 and other reports the Company filed with the
                    Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2000 or any future period, and the Company makes no representations related thereto.

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

                    Independent auditors have not performed a SAS 70 Review on the quarter or nine months ending September 30, 2000 and Inception to

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

                    September 30, 2000 numbers contained in this report.

2.  Abbreviated     An abbreviated summary of the Company's significant accounting policies
    Summary of      applied consistently in the preparation of the accompanying consolidated
    Significant     financial statements follows.
    Accounting
    Policies

(a) Development     Effective July 1, 1999, the Company is principally engaged in developing,
    stage           marketing and providing global Internet-based business-to-business
    operations      electronic commerce services for the corporate travel and hospitality markets.  Because the Company had not generated significant revenues as of
                    September 30, 2000, the Company believes it is in the development stage at
                    September 30, 2000.  The Company also has entered into contracts authorizing certain strategic partners to sublicense its software.  The
                    Company invested significant capital and effort in development of its databases, software and customer base throughout 1999 and the first half of
                    2000.

(b) Going concern   The accompanying consolidated financial statements as of September 30, 2000 have been prepared assuming the Company will continue as a going concern.
                    However, the Company had working capital deficits of $2,637,083 and
                    $2,033,449 as of September 30, 2000 and 1999, respectively, and incurred net losses of $3,540,860 and $807,019 for the nine months ended September
                    30, 2000 and 1999, respectively and a net loss of $15,175,759 for the period from inception (May 20, 1996) to September 30, 2000.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

(c) Revenue         The Company recognizes revenue from transaction revenues and sales of
    recognition     subscriptions.  Transaction revenues are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed.  Subscription revenues are recognized over the period of the subscription.  An allowance has been provided for uncollectible accounts based on management's evaluation of the accounts and the customer's history.

3. Marketable       The cost, unrealized holding loss and fair market value of marketable
   Securities       securities are as follows:

                                                                 Unrealized
                                                  Cost          Holding Loss     Fair Value
                                         -----------------------------------------------------
                    September 30, 2000          $300,000         $(294,000)        $6,000
                    ==========================================================================

                    The net changes in unrealized holding loss on securities available for sale charged to stockholder's equity (deficit) in 2000 was
                    $(18,000). The net changes in unrealized holding loss on securities available for sale charged to stockholder's equity (deficit) since the securities were acquired is $(294,000). As it is not more likely than not that the Company will benefit from the realization of this loss, no tax benefit has been recorded.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements


4. Notes, Deposits   Notes, deposits and advances payable - short-term
   & Advances  -     consisted of the following:
    Short-Term       September 30,                               2000    1999
                    ------------------------------------------------------------
                    Note payable to a limited partnership
                     bearing 15% interest; principal and
                     interest due on November 1, 1999 and was
                     extended as a demand note; secured by a
                     stock pledge agreement.                   $300,000 $300,000

                    Unsecured note payable; interest at 10%
                     per annum. Principal and unpaid
                     interest were due January 30, 1999.  The
                     note was extended as a demand note.        130,000  130,000

                    Unsecured note payable to unrelated
                     parties for advances made to the
                     Company; interest at 10% per annum.
                     Principal and interest were due on
                     September 1, 1999.  The note was
                     extended as a demand note.                 130,000  130,000

                    Note payable for a settlement with the
                     Company's former CEO to resolve all
                     outstanding Company obligations related
                     to his employment; assigned to an
                     unrelated party in 1999; interest at 12%
                     per annum.  Principal and unpaid interest
                     due on demand.                              50,000   50,000

                    Account payable with a vendor converted to
                     a note on June 21, 1999; interest at 8%;
                     payable in

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

                     $2,000 installments of principal and
                     interest beginning July 1, 1999.                   7,365         11,365

4. Notes
   Payable -       September 30,                                         2000          1999
                  --------------------------------------------------------------------------

                   Note payable to BB&T Bank for a line of
                   credit bearing prime plus 2% interest;
                   principal and interest due on December 5,
                   2000; guaranteed by NextGen Capital, LLC.           $100,000            -

                   Deposit payable to an individual investor
                   for unissued shares contingent upon
                   closing the next round of funding.                    50,000            -

                   Advances payable to a major shareholder
                   who has committed funds on a short-term
                   basis.  Negotiations have not
                   characterized the debt and equity nature
                   of the funds or finalized interest rates,
                   maturity dates, repayment terms or other
                   features for the advances.                            65,000            -

                   -------------------------------------------------------------------------
                                                                       $832,365     $621,365
                   =========================================================================

5. Long-Term       Long-term debt consisted of the following:
   Debt
                    September 30,                                2000     1999
                  --------------------------------------------------------------
                     Convertible debenture in the amount
                     of $1,000,000 issued August 21, 1998
                     for advances made to the Company;
                     interest at 12%, payable

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

================================================================================

                     quarterly;
                     principal is payable on the earlier
                     of 1) the Company's receipt of at
                     least $8 million proceeds from a
                     public offering of Company
                     securities or 2) August 21, 2001.
                     Non-detachable warrants for 500,000
                     shares exercisable at $2.72 per share
                     were issued in connection with the
                     convertible debenture.  The warrants
                     expire on August 21, 2003.                 $1,000,000     $1,000,000

                    Advances payable to unrelated parties
                     and potential investors who have
                     committed the funds on a long-term
                     basis. Negotiations with various
                     parties have not characterized the
                     debt and equity nature of the funds
                     or finalized interest rates, maturity
                     dates, repayment terms or other
                     features for the advances.                    430,450        368,250

                    Note payable to a related party;
                     interest at 5%; principal and
                     interest are due on February 16, 2004.         10,000         10,000

                    Amount payable with a vendor
                     converted to a note on June 21, 1999;
                     interest at 8%; payable in $2,000
                     monthly installments of principal and
                     interest beginning July 1, 1999.                    -          6,928

                    CAPITAL LEASE:
                    In March of 1997, the Company entered
                     into a sale-leaseback arrangement
                     under which computer equipment
                     capitalized at $159,649

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements


                     is being accounted for as a capital
                     lease                                       -       99,814
                    Less: Current Portion of Lease
                                                                 -      (83,611)
                  -------------------------------------------------------------
                                                         $1,440,450  $1,401,381
                  =============================================================

                  Future minimum principal payments on long-term debt are as follows:

                  Year Ending September 30,
                  -------------------------------------------------------------
                            2001                                      1,430,450
                            2002                                              -
                            2003                                              -
                            2004                                         10,000
                  -------------------------------------------------------------
                                                                     $1,440,450
                  =============================================================

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)
                                                   (a development stage company)

                            Notes to Condensed Consolidated Financial Statements

                   On June 30, 2000, the Company sold 354,610 shares of common stock at $.001 per share for total proceeds to the Company of $250,000.

6. Sale of         In conjunction with the Company's acquisition of IXATA, Inc. and
   SecurFone,      subsequent to the sale of its wholly-owned subsidiary, SecurFone,
   Inc.            Inc., to TeleData World Services, Inc. ("TWOS"), the Company
                   discontinued its prepaid cellular operations in their entirety, effective June 30, 1999.  The operations of the disposed cellular operations have been reclassified, net, as a restructuring charge.
                   The Company is now focused entirely on operations in the e-commerce industry.

7. Commitments
   and
   Contingencies

   Litigation      In the normal course of business, the Company is occasionally named as a defendant in various lawsuits.  It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations or the financial position of the Company or cash flows.

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following describes certain factors which produced changes in the results of operations of The IXATA Group, Inc. (the "Company") during the quarter and nine months ended September 30, 2000 and as compared with the quarter and nine months ended September 30, 1999 as indicated in the Company's Condensed Consolidated Financial Statements. The following should be read in conjunction with the Condensed Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

The Company

The Company, through its subsidiary, IXATA, Inc. ("IXATA.COM"), is a provider of Internet-based, business-to-business ("B2B") electronic commerce services in the rapidly growing market for travel information services, serving an expanding base of more than sixty major Fortune 500 firms, two thousand hotel properties,and other organizations. IXATA.COM's principal service, RFP Express(SM), integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system, interactive telephone and fax technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"), typically involving hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP Express(SM) provides dramatic cost savings to users, typically 70% or more compared to costs for manual processes. Pricing for RFP Express includes an annual subscription fee and transaction fees for each RFP handled. The Internet-based, electronic commerce and operational platforms developed to support the RFP Express(SM) offering can be used to address similar needs in other vertical markets.

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

On July 1, 1999, the Company acquired all of the outstanding common stock of "IXATA.COM", a privately held provider of Internet-based information and electronic commerce solutions servicing the travel and hospitality market. The Company plans to significantly expand IXATA.COM's operations to offer new enhanced information services in the travel market, targeting existing and new corporate clients, hotel and property management groups, major travel agencies and worldwide strategic partners.

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

Since closing the IXATA.COM acquisition on July 1, 1999, the Company has obtained new funding and achieved more than 300 percent growth of its corporate customer base. The growth of corporate users and hotel property clients attests to the Company's increasing market visibility and acceptance within the global travel community. The Company's Internet-based, e-commerce services are now being used by more than 60 major corporate users, 2,000 hotel properties and four major travel agencies. While there are no assurances such growth can be sustained or the Company will have sufficient funding to meet future needs, management believes the Company's growth and performance to date is consistent with the Company's objective of attaining a leadership position in the market for Internet-based, business-to-business e-commerce services.

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

Financing

On July 26, 2000, the Company announced that it has encountered cash flow problems due to delays in securing new funding. The Company worked with outside investors and selected financial institutions to resolve the financial situation and support ongoing operations. On July 27, 2000, the Company announced it secured a new bank line of credit to provide limited near term financing to support company operations.

On September 12, 2000, the Company entered a preliminary agreement for funding from NextGen Capital, L.L.C., a northern Virginia-based venture capital firm specializing in high technology and Internet-related investments. NextGen has provided an initial investment of $250,000 and is providing limited guarantees for the Company's bank credit. Based on the preliminary agreement, NextGen will invest up to $1.25 million in convertible preferred stock. NextGen has also advanced the Company $250,000, structured as a bridge loan, to cover cash requirements prior to the closing of the transaction. On November 9, 2000, the Company filed a report with the Securities and Exchange Commission regarding the change of control aspects of the transaction. The transaction is subject to completion of a definitive business agreement and due diligence. There can be no assurances that the transaction will be completed as proposed or at all.

Recent Events

The Company has taken several actions to improve the Company's financial position since it announced that it had encountered cash flow problems. These actions include reducing operations costs, as well as restructuring the Company's pricing for its flagship e-commerce service, RFP Express. To date, the cost containment strategies employed have not materially impacted the Company's ability to deliver its service, and the price restructuring has been accepted by the Company's customers. The Company is continuing to take additional actions to improve its financial outlook. While these actions, coupled with projected growth of the Company's business base, should improve the Company's financial outlook, there can be no guarantee that the Company will have sufficient capital to meet its future obligations. See "--Financing."

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

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

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

Third Quarter of 2000 Compared to Third Quarter of 1999

The net loss in the third quarter of 2000 increased to $922,055 from a loss of $915,931 in the third quarter of 1999. This increase was primarily due to the increase in selling, and general and administrative expenses partially offset by the increase in revenues from the Company's e-commerce business.

Revenues

The Company purchased IXATA.COM and began the operations of its Internet-based electronic commerce services in the third quarter of 1999. B2B e-commerce revenues for the third quarter of 2000 increased to $319,074 from $86,468 in the third quarter of 1999. The increase was due to the revenues from the RFP Express(SM) product for the travel and hospitality sectors. The Company expects that revenues from RFP Express(SM) will continue to grow on a long-term basis.

Costs, Expenses and Other

Selling, general and administrative expenses increased to $1,169,911 in the third quarter of 2000 from $941,461 in the third quarter of 1999. This increase was due to the hiring and development of an experienced management and operations team, as well as funding the growth of the IXATA.COM e-commerce business. Wages and associated taxes increased in the third quarter of 2000 to $617,601 from $318,300 in the third quarter of 1999. Expenses related to consulting services, which were required while the Company was completing building its internal capabilities over the last year, decreased to $62,343 in the third quarter of 2000 from $106,155 in the third quarter of 1999. The Company expects to reduce its expenditures for external consultants in the future. Legal and professional fees decreased to $28,671 in the third quarter of 2000 from $74,396 in the third quarter of 1999. Amortization expense related to goodwill were $335,744 in the third quarter of 2000 compared to $335,243 in the third quarter of 1999.

Interest expense increased to $71,217 in the third quarter of 2000 from $59,732 in third quarter of 1999 due to an increase in the Company's obligations to lenders that have extended the Company funds for operations since inception. Costs, expenses, and other increased to $1,241,129 in the third quarter of 2000 from $1,002,399 in the third quarter of 1999.

First Nine Months of 2000 Compared to First Nine Months of 1999

The net loss in the first nine months of 2000 increased to $3,543,860 from a loss of $807,019 in the first nine months of 1999. This increase was primarily due to the increase in selling, and general and administrative expenses partially offset by the reduction in the restructuring charge associated with the cellular operation.

Revenues

The Company purchased IXATA.COM and began the operations of its Internet-based electronic commerce services in the third quarter of 1999. B2B e-commerce revenues for the first nine months of 2000 increased to $452,072 from $86,468 in the first nine months of 1999. The increase was from the sales from the RFP Express(SM) product for the

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

travel and hospitality sectors. The Company expects that revenues from RFP Express(SM) will continue to grow at an accelerated rate on a long-term basis.

Costs, Expenses and Other

Selling, general and administrative expenses increased to $3,758,395 in the first nine months of 2000 from $1,035,136 in the first nine months of 1999. This increase was due to the cessation of cellular operations effective June 30, 1999 resulting in negligible ongoing operating expenses in 1999 due to the refocusing of the Company's direction. See "- The Company." In addition, the increase in selling, general and administrative expenses was due to the hiring and development of an experienced management and operations team, as well as funding the growth of the IXATA.COM e-commerce business. Wages and associated taxes increased in the first nine months of 2000 to $1,602,871 from $460,276 in the first nine months of 1999. Expenses related to consulting services required while the Company was building its internal capabilities rose to $280,744 in the first nine months of 2000 from $106,155 in the first nine months of 1999. The Company expects to reduce its expenditures for external consultants in the future. Legal and professional fees increased to $142,177 in the first nine months of 2000 from $74,396 in the first nine months of 1999. Amortization expense related to goodwill increased to $1,007,232 in the first nine months of 2000 from $335,243 in the first nine months of 1999.

Interest expense increased to $235,445 in the first nine months of 2000 from $60,938 in the first nine months of 1999 due to an increase in the Company's obligations to lenders that have extended the Company funds for operations since inception. Interest income increased to $908 in the first nine months of 2000 from $0 in the first nine months of 1999. The increase was from the launch of it's the Company's RFP Express(SM) product for the travel and hospitality sectors.

Costs, expenses, and other increased to $3,992,932 in the first nine months of 2000 from $893,487 in the first nine months of 1999. The increase in operating expenses was limited because of the cessation of the Company's prepaid cellular service offering. The Company incurred a restructuring charge of $0 and $505,832 in the first nine months of 2000 and 1999, respectively.


Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development, construction and expansion of its service platform, development of new applications, and expands its customer base. Cash provided by operations would not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company is continually reviewing various sources of additional financing to fund its growth. As of September 30, 2000, since its inception the Company had received advances in the amount of $5,980,064 from private investors.

To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, the Company is pursuing a multiple phase strategy and has retained an investment banking firm, Scott & Stringfellow, Inc., to assist and advise the Company in the process. On October 12, 1999, the Company entered into a relationship with S&S to act as the exclusive financial advisor to the Company, in connection with the exploration of potential alternative strategic transactions, including without limitation one or more private equity offerings, mergers and acquisitions and a public equity offering. During the initial phase of the Company's addressing of its financial needs, from November 1999 to April 2000, the Company secured financing from private investors in exchange for shares of the Company's common stock, raising a net amount of $1.8 million from these individuals. The second phase of the financing plan is to raise between $1.5 and 3.0 million in equity from strategic and institutional investors. This phase is currently underway, with both strategic and institutional investors identified and expressing interest to an equity investment in the Company. See "Financing." There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

At September 30, 2000, the Company had cash and cash equivalents of $63,815 as compared to $22,538 at September 30, 1999. In addition, the Company had accounts receivable totaling $285,551 from the sale of the Company's B2B e-commerce services. Net cash used by operating activities was $1,775,345 in the first three quarters of 2000 compared to $ 952,621 in the first three quarters of 1999. Net cash used by investing activities in the first three quarters of 2000 was $49,900, consisting of $49,900 used to purchase equipment as compared with the proceeds of $242,818, consisting of $472,257 provided by the sale of a subsidiary and related assets, $150,000 used for investment in subsidiary, and $47,509 used to purchase equipment in the first three quarters of 1999. Net cash provided by financing activities in the first three quarters of 2000 totaled $1,563,005 which consisted primarily of $1,471,005 in proceeds from equity investment to the Company from private investors as compared with $683,830 which consisted primarily of $816,221 in proceeds from notes payable to the Company from private investors in the third quarter of 1999.

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

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

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

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

  redundant systems. It does not have a formal disaster recovery plan and carries no business interruption insurance to compensate it for losses that may occur. Temporary or permanent loss of data or systems through casualty or operating malfunction could have a materially adverse effect on the Company's business.

 . The Company could lose customers and expose itself to liability if breaches of its network security disrupt service to its customers or jeopardize the security of confidential information stored in its computer systems. Despite the implementation of network security measures, the Company's network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or Internet users. Any of these acts could lead to interruptions, delays or cessation in service to the Company's customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in the Company's computer systems and the Company's customers' computer systems, which may result in liability to existing customers and may also deter potential customers. Any security measures the Company implements may be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions or delays to the Company's customers that could cause harm to the Company's reputation as well as its business and financial results.

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

 . The Company depends on the services of senior management and other key personnel and the ability to hire, train and retain skilled employees. The success of the Company will be dependent on the skill and experience of certain key employees. The Company believes that the loss of Paul B. Silverman, CEO, or Andrew H. Kent, CFO, Robert Steiner, Vice-President - Marketing of IXATA.COM, or Fred Gluckman Vice-President -Technology of IXATA.COM, could disrupt or delay the Company's business or would otherwise have a material adverse effect on the Company's business. The Company's future success also depends on its ability to identify, attract, hire, retain and motivate other well qualified managerial, sales and marketing personnel. Because of the cash flow difficulties recently experienced by the Company, five employees have recently left the Company. There can be no assurance that these professionals will be available in the market or that the Company will be able to meet their compensation requirements.

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

 . Risks associated with operating in international markets could restrict the Company's ability to expand globally and harm its business and prospects. The Company markets and sells its services and products in the United States and internationally. The Company's failure to manage its international operations effectively could limit the future growth of its business. There are certain risks inherent in conducting the Company's business internationally, such as:

     (a) changes in international regulatory requirements could restrict the Company's ability to deliver services to its international customers;
     (b) differing technology standards across countries that may impede the Company's ability to integrate its product offerings across international borders;
     (c) difficulties collecting accounts receivable in foreign jurisdictions;
     (d) political and economic instability could lead to appropriation of the Company's physical assets, impair its ability to deliver its services to customers and harm its financial results;
     (e) protectionist laws and business practices favoring local competitors;
          and
     (f) potentially adverse tax consequences due to unfavorable changes in tax laws.

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

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

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

 . The Company's common stock may be delisted from the Nasdaq Over-the-Counter
  Bulletin Board Service. In order to maintain the listing of its common stock for trading on the Nasdaq Over-the-Counter Bulletin Board Service, the Company must make required filings with the Securities and Exchange Commission. If the Company's stock were to be delisted, there would be no public market for the Common Stock and stockholders would have difficulty liquidating their investment. The Company has been deliquent in its filings on several occasions and Nasdaq has appended an "E" to the Company's trading symbol, indicating it is not in compliance with its filing requirements. Although the Company believes that the filing of this Quartery Report with the Securities and Exchange Commission keeps the Company into compliance, allowing it to retain its stock listing on the Nasdaq Bulletin Board, there can be no assurance that it will be able to do so.

These and other risks described in this Quarterly Report must be considered by any investor or potential investor in the Company.

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

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

None.

Item 3.  Defaults Upon Senior Securities.

No defaults upon senior securities occurred during the third quarter of 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders in the third quarter of 2000.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits being filed with this Quarterly Report:


    27  Financial Data Schedule

  (b) The Company filed the following Current Reports on Form 8-K in the third quarter of 2000:

      None

                             The IXATA Group, Inc.
                         Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2000
--------------------------------------------------------------------------------

                                  SIGNATURES

  In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              The IXATA Group, Inc.


Date: November 20, 2000       /s/ Paul B. Silverman
                              ---------------------
                              By Paul B. Silverman, Chief Executive Officer