Form 10KSB
period 2000-12-31
IXATA GROUP INC
filed 2001-04-16
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2000

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the transition period from       to
                                                         -------  --------
                        Commission file number: 33-83526

                              The IXATA Group, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Delaware                                 95-4453386
--------------------------------------------------------------------------------
      (State of Incorporation)            (I.R.S. Employer Identification No.)

     8989 Rio San Diego Drive #160, San Diego, California           92108
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)              (Zip Code)

Issuer's telephone number, including area code: 619-400-8800

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
Yes   X     No
    -----      -----

     State issuer's revenues for the most recent fiscal year:$ 697,986
                                                             ---------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Common Stock, $0.001 par value: $ 1,473,939           (as of March 31, 2001)
--------------------------------------------------------------------------------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share: 14,325,543      (as of March 31, 2001)
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format: Yes       No    |X|
                                                        ----       ------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

                                Table of Contents

Item                                                                                                           Page
----                                                                                                           ----
PART I............................................................................................................1
     Item 1. Business.............................................................................................1
     Overview.....................................................................................................1
     Products and Customers.......................................................................................2
     Industry Overview............................................................................................2
     The Target Market............................................................................................2
     The IXATA.COM Solution.......................................................................................3
     Current IXATA Customers......................................................................................4
     Products Lines...............................................................................................5
     New Business Initiatives for 2001............................................................................5
     Distribution.................................................................................................6
     Competition..................................................................................................6
     Employees....................................................................................................7
     Government Regulation........................................................................................7
     Service Marks and Trademarks.................................................................................7
     Item 2. Properties...........................................................................................8
     Item 3. Legal Proceedings....................................................................................8
     Item 4. Submission of Matters to a Vote of Security Holders..................................................8
PART II...........................................................................................................9
     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters................................9
     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations...............10
        Recent Events ...........................................................................................10
        Introduction ............................................................................................11
        Overview.................................................................................................11
     Results of Operations:......................................................................................11
     Revenues....................................................................................................11
     Operating Expenses..........................................................................................12
     Liquidity and Capital Resources.............................................................................12
     Seasonality.................................................................................................13
     Taxes and Adoption of New Accounting Standards..............................................................14
     Forward-Looking Statements..................................................................................14
     Item 7. Financial Statements and Supplementary Data.........................................................18
     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure................18
PART III.........................................................................................................19
     Item 9. Directors and Executive Officers of the Registrant..................................................19
     Section 16(a) Beneficial Ownership Reporting Compliance.....................................................20

     Item 10.  Executive Compensation............................................................................21
     Option Grants in 2000.......................................................................................22
     Option Exercises in 2000 and Values at 2000 Year-End........................................................22
     Long-Term Incentive and Pension Plans.......................................................................23
     Director Compensation.......................................................................................23
     Employment Agreements.......................................................................................23
     Item 11. Security Ownership of Certain Beneficial Owners and Management ....................................25
     Voting Agreement ...........................................................................................27
     Item 12. Certain Relationships and Related Transactions.....................................................27

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

PART IV..........................................................................................................29
     Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................29
     (a) Financial Statements and Financial Statement Schedules:.................................................29
     (b) Reports on Form 8-K:....................................................................................29
     (c) Exhibits:...............................................................................................29

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

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

THE COMPANY IS UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN EXPECTATIONS.

                                     PART I
Item 1. Business.

Overview

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

Upon closing the IXATA.COM acquisition, the Company established itself as a provider of Internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. IXATA.COM's principal service, RFP ExpressSM, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system and fax technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP ExpressSM provides dramatic cost savings to users.

Since closing the IXATA.COM acquisition in July, 1999, the Company has achieved more than 300 percent growth of its corporate customer base. The growth of corporate users and hotel property clients attests to the Company's increasing market visibility and acceptance within the global travel community. While there are no assurances such growth can be sustained or the Company will have sufficient funding to meet future needs, management believes the Company's growth and performance to date is consistent with the Company's objective of attaining a leadership position in the market for Internet-based, B2B e-commerce services.

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

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

The Company's principle offices are located at 8989 Rio San Diego Drive, Suite 160, San Diego, California 92108. The office telephone number is (619) 400-8800.


  Products and Customers

RFP ExpressSM is the Company's current flagship service and is the first of a family of new Internet-based e-commerce services developed to meet the needs of the Company's customers and strategic partners. RFP ExpressSM is an Internet-based system that automates the RFP process for the travel and hospitality sector. RFP ExpressSM integrates a user-friendly Internet interface, sophisticated data-warehousing system, powerful relational database system combined with e-mail and fax technologies to deliver automated purchasing solutions for the RFP process. RFP ExpressSM is a commercial, proven end-to-end, B2B electronic commerce solution that automates users' RFP business processes and dramatically reduces costs, eliminates paper-based communications, improves operations and enhances management control of labor and capital.

The Company currently offers B2B e-commerce solutions to all market participants including:

     . Global Corporate Users
     . Property Management and Hotel Chains, and
     . Mega-Agencies.

As of December 31, 2000, the Company is providing Internet-base e-commerce services to more than 78 major corporations, 2,703 hotel properties and 6 major travel agencies.

Revenue is derived from a combination of annual subscription fees and transaction fees. All members pay a subscription fee. Corporate clients and Travel Agencies are charged an additional transaction fee for each solicitation processed through the RFP Express internet site.

Industry Overview

Growth of the Internet and E-commerce

The Internet has emerged as a powerful, global communications medium, enabling millions of people to share information. Businesses and end-users increasingly use the Internet to conduct business electronically. Businesses are faced with increasing competitive pressures to lower costs, decrease inventories and improve sales productivity. To address these challenges, businesses are replacing paper-based transactions with e-commerce solutions to improve efficiencies and provide enhanced accuracy and secure exchange of information.

The Target Market

Given the current state of the industry and its dynamics, the Company views the following types of clients as potential prospects for its services.


Corporations:
     Each year, large businesses examine their global lodging needs to identify projected "room nights" per city, and

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

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

Hotels:
     From the hotel perspective, there are two major challenges. First, responding to the corporate RFPs is cumbersome, costly and inefficient given the volumes, diversity of formats, communication options and staff labor needed. Secondly, worldwide properties prefer to have the opportunity to view a global corporate user's projected room nights in their city, and respond with a competitive bid if the global corporate user agrees to accept unsolicited bids. Today's paper-based environment does not facilitate this capability.

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

The IXATA.COM Solution

The IXATA.COM solution, which the Company markets as RFP ExpressSM, provides automated, Internet-based RFP negotiations and management services to the travel and hospitality sectors. Shorter cycle times, lower personnel costs and greater accuracy offer our customers a significant return on their investment. The Company believes that today's paper-based, manual RFP approach costs market participants $100 to $200 per RFP, compared to $13 to $27 per RFP using the Company's automated RFP Express solution.

The Company is a "niche oriented" global provider of a fully integrated, end-to-end, Internet-based, e-commerce service addressing the needs of global corporate users, hotel properties, national account and property managers and mega-agencies. The Company believes the market acceptance of its RFP ExpressSM service, and its ability to attract a premier customer base and major partners, exemplifies its leadership position in the corporate travel market.

Building on the Company's success in the Preferred Lodging Program area, the Company is now creating the network and applications infrastructure to further enhance its core RFP ExpressSM product, as well as deliver new applications to its existing and new users and partners.

Advantages of the Company's service to corporate customers include:

 .    The Company's Internet-based e-commerce solution displaces inefficient, time-consuming manual processes, thereby saving customers time and money while providing more choices within the supply chain.
 .    The Company's corporate customers realize substantial cost savings through the use of its online database management tools when developing, managing and implementing global Preferred Lodging Programs.

Advantages of the Company's service to national account or property managers include:

 .    The Company's service displaces the traditional costly, inefficient, paper-based and labor-intensive RFP response process with an easy-to-use, Internet-based solution enabling rapid response to submitted RFPs using a "point, click and submit" approach.

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

 .    Properties are able to capitalize on their new, low-cost and differentiated sales channel among a growing base of major corporate users by responding to unsolicited bids invited by corporate users.
 .    The Company offers a real-time management tool for developing, managing, controlling and distributing RFP responses involving multiple properties within a national account or property manager group.

Advantages of the Company's service to mega-agencies include:

 .    The Company offers a comprehensive Internet-based, automated solution with back-end processing support for mega-agencies that develop, implement and manage Preferred Lodging Programs for corporations.
 .    The Company's highly efficient, automated solution displaces costly, manual, time-consuming and labor intensive Preferred Lodging Program support tasks, thereby reducing the cost to process RFPs.
 .    By combining the Company's private-label solution with their core product, mega-agencies are able to broaden their respective service mix to corporations.

Current IXATA Customers

Global Corporate Users. As of January 2000, RFP ExpressSM is being used to develop, implement and manage the Preferred Lodging Programs for more than 78 global corporate users. Of this total, 36 are direct clients, while 45 are customers of mega-agencies such as American Express, Rosenbluth International or Maritz Travel which use RFP ExpressSM to serve their corporate clients. The Company's expanding customer base now includes many leading firms such as the following:

 .        AECOM
 .        Bayer Pharmaceuticals
 .        Browning Ferris Industries
 .        ConAgra Foods, Inc.
 .        The Church of Jesus Christ of Latter-day Saints
 .        Honda (American Division)
 .        Marsh & McLennan Companies
 .        Merrill Lynch
 .        Navigant International
 .        NEC Australia
 .        Occidental Petroleum Corporation
 .        Panasonic
 .        PricewaterhouseCoopers
 .        Proctor & Gamble
 .        Revlon
 .        Rockwell International
 .        Sears Roebuck & Company
 .        Toyota Motor Sales USA, Inc.

Property Management and Hotel Chains. The Company's hotel database currently contains detailed information on over 60,000 hotels worldwide. The Company currently has over 2,700 hotel property clients using the customized RFP ExpressSM Property Version software to respond to global corporate RFPs and gain access to new business opportunities through the unsolicited bid feature provided within RFP ExpressSM.

The Company also serves three major national account and property managers ("NAM"), which currently represent at large percentage of the number of hotel subscribers. The NAM sales channel will continue to account for the major portion of hotel sales.

Representative property management and hotel chain customers are as follows:

 .        Best Inns, Suites and Hotels
 .        Choice Hotels International
 .        Drury Hotels
 .        Hawthorn Suites
 .        Homestead Village
 .        Kimpton Hotels
 .        La Quinta Inn & Suites
 .        Mandarin Oriental Hotel Group
 .        Maristar Hotels and Resorts, Inc.
 .        Microtel  Inn & Suites
 .        New Otani Hotels
 .        Preferred Hotels
 .        Regency Hotel Management
 .        Suburban Lodge
 .        VIP International Corp
 .        Woodfin Suite Hotels, LLC

Mega-Agencies. The Company has established alliances and resale arrangements with several leading mega-agencies including American Express, Rosenbluth International and Maritz Travel. For each of these firms, the

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Company has trained their respective staffs and developed a customized Internet-based "front-end" enabling each firm to use RFP ExpressSM and achieve significant cost and operational benefits. The Company works closely with their respective corporate clients to ensure it meets the highest quality standards for its service, as well as the professional standards set forth by each of these major industry participants. The Company has also invested in creating the appropriate staff resources and processes needed to support these mega-agencies. As a result, the Company is increasing growth in transaction volumes and in new corporate users with each of these partners.

In 1999, during the Company's initial year of providing its Internet-based information and electronic commerce services for the travel and hospitality market, three of the Company's clients accounted for 55%, 25% and 13% of revenue. At December 31, 1999 the amounts receivable from these clients was approximately $224,000. These clients were two mega-agencies and one hotel group. In 2000, the Company's growth in all market segments resulted in diversification of its customer base. During 2000 the Company had revenue from one client totaling approximately 13% of revenue. At December 31, 2000 the amounts receivable from this client was approximately $21,000. Mega-agencies contributed 18% of total revenue and corporate revenue increased to 32%, hotel groups grew to 42% and individual hotel contributed 8%.

Product Lines

RFP ExpressSM is the Company's current flagship service and is the first of a family of new Internet-based e-commerce services developed to meet the needs of the Company's customers and strategic partners. In 2001, the Company plans to build on the strong market acceptance for RFP Express and to continue to focus on increasing its market share against manual processes currently being used by the vast majority of the travel industry.

The Company recently developed a derivative product of RFP Express targeting the tour group segment of the hospitality industry. Discussions are ongoing with several of the largest tour group companies with a goal to generate interest in beta testing and potential sales. Potential revenue from this product is not presently included in any of the financial projections in the Company's business plan.

The Company recently enhanced the flagship service with a Consortia Response product that will allow hotels to respond through the RPF ExpressSM web site to proposal requests from the Consortia travel guide industry. There are 19 Consortia groups domestically and many more internationally that are in the same business but do not go by the name "Consortia". In 2000, using the RFP Express response product, two beta clients successfully submitted their responses to 15 Consortia groups. Beta testing and formatting for the current product will occur during the first half of 2001. Introduction into the market is planned immediately after beta testing and coordination of format mapping with the major consortia companies is completed.

New Business Initiatives for 2001

Based on the Company's estimates for growth of the online business travel market and positive market acceptance to date for the Company's RFP ExpressSM service among major corporate travel industry participants, the Company projects a large, scalable and high growth market for its services. The Company plans to utilize its RFP ExpressSM service as an entry point to increase future sales to its customers by enhancing current RFP ExpressSM service, and by launching additional "Express" branded services in the industry leveraging our existing customer base, hotel database and technological infrastructure.

Enhance the RFP ExpressSM Service with Rate Loading Capabilities

The Preferred Lodging Program Services market includes five RFP related processes: RFP preparation, RFP submission, RFP bid list, negotiations and acceptance. Within the RFP ExpressSM service, the Company has developed user friendly, Internet-based screens to automate these processes, enabling users to perform and manage each of the above processes quickly and easily, with minimal training needed.

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

With the completion of the acceptance process in late 2000, each user has negotiated final preferred rates, which will apply to all their corporate travel in 2001. For corporate users to receive these preferred rates at check-in time however, the new rates must first be "loaded" into three separate systems: the individual hotel property management system, the major hotel chains' central reservation system, and the respective booking engines and Global Distribution Service ("GDS") operators. Since each negotiated rate actually includes preferred rates, which vary by season, each negotiated preferred rate requires an average of four rate load transactions. Unless the rate loading transactions are completed immediately upon finalizing the negotiated rates, corporate users will not receive the preferred rates and may incur considerable additional expense.

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

Since the RFP ExpressSM service includes all of the final preferred rates for users, rate loading can be provided by linking the Company's services to the major on-line booking engines, the GDS operators, central reservations systems
(CRS) and property management systems for the major property chains. The Company is presently in discussion with one of the largest CRS provider to explore forming an alliance to offer this new product to the industry. The goal is to be able to offer the service in the 2001-2002 season.

Distribution

The Company is using dedicated sales staff to support marketing and client liaison activities with Fortune 1000 companies, major organizations, GDS providers worldwide and strategic alliance partners. In addition, the Company's services are being offered via alliances and resale arrangements with several mega-travel agencies. The Company recently signed a reseller agreement with BTTB of Australia to sell RFP Express in Australia and New Zealand.

Competition

The market for information services in the travel and hospitality sector is complex and rapidly evolving. New strategic relationships are emerging weekly, and new Internet-enabled solutions are impacting the role of traditional intermediaries, such as travel agencies. The Company has numerous competitors, many of which are larger and better established than the Company and have access to greater financial resources than are presently available to the Company. The Company's competitive model views the travel and hospitality services market structure from an electronic commerce perspective. Within its competitive model, all services within the sector are classified into one of three categories:

 .    Pre-transactional services are provided to potential users before a
     -----------------
     transaction is consummated such as viewing prices, RFP processing services and query services.
 .    Transactional services consummate a transaction or settlement, such as
     -------------
     booking a ticket, loading specific rates for lodging or other travel and clearinghouse services.
 .    Post-transactional services are the management and support services
     ------------------
     provided after transactions are completed such as expense management services, cost benchmarking and utilization reporting.

The Company used its competitive model to review the major industry participants, to assess their relative positioning in each of the above three core e-commerce service areas, to examine its positioning, and to project its outlook in 2001 and beyond. The Company's primary business strategy is to address pre- and post- transactional

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

service opportunities. The Company's primary business is not to consummate the sale of tickets or lodging, but to efficiently enable the process (pre-transaction), as well as provide the tools needed to ensure optimum management of the overall process (post-transaction). By contrast, the popular web-based travel services focus on rate viewing services and selling tickets, a highly competitive, "commoditized" business, with gross margins typically less than those the Company hopes to generate under its service.

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

Pre-transactional services will continue to be the Company's major emphasis in the future. The Company believes that indirect providers that are entering the Company's market lack the range of capabilities in place to offer the pre- and post-transactional services responsive to market needs. Indirect providers also do not have the proprietary database and archived transactional data needed to be responsive to users' needs. While the Company anticipates competitors will invest in this area in the next several years, the Company plans to achieve a competitive edge and a leading market share.

Employees

As of December 31, 2000, the Company employed 29 full-time staff. None of the Company's employees are covered under a collective bargaining agreement. The Company believes its relations with its employees to be strong.

Government Regulation

All of the Company's services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. The Company is also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that additional laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation and personal privacy is uncertain, but any new legislation could have a material adverse effect on the Company's business, operating results and financial condition. In addition, some states may require the Company to qualify in that state to do business as a foreign corporation because the Company's service is available in that state over the Internet. Although the Company is qualified to do business in a number of states, failure to meet the qualifications of certain states could subject the Company to taxes and penalties.

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

Service Marks and Trademarks

The Company has filed U.S. Service Mark Applications for "RFP Express". Another conflicting registration for "RFP Express" has also been filed. Although the Company believes it will retain the right to use the RFP Express name, the conflicting application may cause the Company's registration of the name to be denied. The Company also relies on common law, including the law of unfair competition, to protect its service marks and services. The

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its service marks.

Item 2.  Properties.

At the end of 2000, the Company was headquartered in San Diego, California. The Company leases approximately 7,350 square feet at its headquarters at a cost of $13,600 per month. The lease expires on June 30, 2003.


Item 3.  Legal Proceedings.

From time to time, the Company is involved in legal matters which are incidental to its operations. In the opinion of management, the ultimate resolution of these matters has not had and is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

On February 1, 1998, the Company granted to Wireless Depot, Inc., a Nevada corporation ("Wireless"), an exclusive license to market and sell products and services of the Company in the territory of New York City, New York. While no legal action was discussed or threatened, the parties were in dispute as to their respective rights and obligations under the license agreement. The parties negotiated a settlement of all claims effective December 5, 2000. In connection with the settlement, the Company issued to Wireless a promissory note in the principal amount of $25,000 and warrants to purchase 65,000 shares of the Company's stock.

On or about August of 1998 American Express Travel Services asserted a claim against the Company for unpaid credit card charges in the approximate amount of $63,000. A former officer of the Company in the course of his employment with the Company incurred these charges. American Express accepted the sum of $20,000 in full settlement of this account on April 14, 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the stockholders in the fourth quarter of 2000.

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the Nasdaq Over-the-Counter Bulletin Board under the symbol "IXTA." The following table lists the high and low closing price of the Company's common stock for each quarter of 2000 and 1999. The information included in the table represents prices between dealers exclusive of retail mark-up, mark-down and may not necessarily represent actual transactions.

                                                      2000                              1999
                                                  High         Low                 High          Low
     First Quarter.......................      $ 3.375     $ 1.312              $ 0.312      $ 0.125
     Second Quarter......................        1.875       0.437                2.500        0.125
     Third Quarter.......................        0.562       0.040                3.000        1.218
     Fourth Quarter......................        0.240       0.093                2.031        1.250

As of March 31, 2001 there were approximately 447 stockholders of record of the common stock of the Company.

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

On October 13, 2000, the Company issued warrants to NextGen Fund II, L.L.C. and NextGen SBS Fund II, L.L.C. to purchase 900,000 and 600,000 shares of the Company's common stock, respectively. The warrants are exercisable for $0.03 per share until October 13, 2001. The warrants were issued in connection with NextGen's guaranty of the Company's bank line of credit in July 2000. The Company believes the issuance to be exempt from registration under ss.4(2) of the Securities Act.

On November 7, 2000, the Company entered into a debt settlement agreement with RFF Family Partnership L.P. In connection with the settlement agreement, on December 5, 2000, the Company issued RFF a warrant to purchase 100,000 shares of the Company's common stock for $0.10 per share. The warrant is exercisable until December 5, 2003. In connection with the issuance of the warrant, two previous warrants held by RFF to purchase 50,000 shares of the Company's common stock each were canceled. The Company believes the issuance of the warrant to be exempt from registration under ss.4(2) of the Securities Act.

On December 1, 2000, the Company entered into a settlement agreement with Tel.n.form, Inc. Tel.n.form previously provided consulting services to support IXATA.COM's business. The majority owner of Tel.n.form is the Gluckman Family Trust, which is a significant shareholder of the Company, and Fred Gluckman, a director of the Company, is the Chairman of the Board of Tel.n.form. See "Certain Relationships and Related Transactions." In connection with the settlement agreement, on December 5, 2000, the Company issued Tel.n.form a warrant to purchase 100,000 shares of the Company's common stock for $0.10 per share. The warrant is exercisable until December 5, 2003. The Company believes the issuance to be exempt from registration under ss.4(2) of the Securities Act.

On December 5, 2000, the Company entered into the Series C Convertible Preferred Stock and Series C Convertible Preferred Stock Warrant Purchase Agreement. Pursuant to the stock purchase agreement, as of March 31, 2001 the Company has issued a total of 1,495,461 shares of its newly authorized Series C preferred stock and warrants to purchase an additional 1,460,000 shares of preferred stock to NextGen Fund II, L.L.C., NextGen SBS Fund II, L.L.C., Michael W. Wynne, the Company's Chief Executive Officer, Zimri C. Putney, a member of the Company's Board of Directors, and other private investors. See "Management's Discussion and Analysis of Financial

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Condition and Results of Operations - Recent Events." The Company believes the issuance to be exempt under ss.4(2) and Rule 506 of the Securities Act.

On January 4, 2001, the Company issued 500,000 shares of its unregistered common stock to the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company, in settlement of a $50,000 payable for legal fees. The Company believes the issuance of the stock to be exempt from registration under ss.4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Recent Events

On September 8, 2000, the Company entered into a letter of intent with NextGen Capital, LLC for an equity investment by NextGen in the Company. NextGen is a Virginia-based firm that manages two venture capital funds specializing in high-technology and internet-related investments. The financing was consummated on December 5, 2000. As of March 31, 2001, the Company issued 1,495,461 shares of its newly-authorized Series C preferred stock, and warrants to purchase an additional 1,460,000 shares of preferred stock to NextGen Fund II, LLC, NextGen SBS Fund II, LLC, Michael W. Wynne, the Company's Chief Executive Officer and Chairman and additional investors for a total of $1,710,000. See "Market for Registrant's Common Equity and Related Stockholder Matters." In addition, upon the completion of defined performance milestones by the Company, NextGen agreed to purchase additional preferred shares and warrants. The Company reached the first defined performance milestone in March 2001 at which time NextGen purchased the second round of preferred shares and warrants. NextGen has agreed to invest another $500,000 in the Company should additional targeted performance milestones be reached in June 2001.

Pursuant to the stock purchase agreement, the Company granted the purchasers of the preferred stock the right to participate in future sales of the Company's securities, subject to limited exceptions. The preferred stock investors also received both demand and "piggy back" registration rights for the shares of common stock issuable upon conversion of their preferred stock and exercise of the warrants.

Each share of the newly-issued preferred stock is convertible at any time into common stock, initially at a conversion ratio of ten-to-one. The conversion ratio is subject to customary adjustments for certain stock splits, dividends, mergers and similar events, and will also be adjusted if the Company issues stock for less than the conversion price of the preferred stock (initially 10 cents a share), subject to limited exceptions. The holders of the preferred stock and holders of common stock vote together as a single class on all matters presented for a vote of the stockholders. Each preferred stockholder may cast a number of votes equal to the number of shares of common stock issuable upon conversion of his or her preferred stock. The newly issued shares represent approximately 48.1% of the outstanding voting stock. For every share of preferred stock purchased, each investor also received a warrant to purchase an additional share of preferred stock for $1.00 per share. The warrants have a term of five years.

Pursuant to the terms of the Series C preferred stock, the two NextGen funds have the right to elect a majority of the members of the Board of Directors. Prior to the NextGen transaction, the Company's Board members were Fred Gluckman, Michael M. Grand, Paul D. Hatch, Andrew H. Kent, Paul B. Silverman and Robert A. Steiner. As a condition to completing the financing by NextGen, Messrs. Hatch, Kent, Silverman and Steiner agreed to step down as directors and resigned effective December 5, 2000. Messrs. Gluckman and Grand remain on the Board. Effective December 5, 2000, NextGen elected Zimri C. Putney, Michael W. Wynne and Edward Groark to the Board of Directors. If the number of shares of preferred stock beneficially owned by NextGen falls below 750,000 but remains above 499,999, it will cause one of its appointed directors to resign, if below 500,000 but above 174,499, two of its appointed directors to resign, and if the number of shares beneficially owned by NextGen falls below 175,000, it will cause all of its appointed directors to resign. In addition, effective December 7, 2000, the new

--------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Board appointed Michael W. Wynne Chairman of the Board and Chief Executive Officer, and Robert D. Cuthbertson Chief Financial Officer, replacing Paul B. Silverman and Andrew H. Kent, whose employment agreements expired December 31, 2000. Concurrently with the preferred stock closing, NextGen also entered into a voting agreement with other significant stockholders. See "Security Ownership of Certain Beneficial Owners and Management -- Voting Agreement."

Also in connection with the NextGen transaction, the Company was required to reduce both its long term and short-term debts. The target was to reduce certain key debts to a total of $1,000,000 with a maximum interest rate of 8%. That target was substantially met with current long-term and short-term debts at December 31, 2000 totaling $1,591,836 with most interest rates at 8%. In 2000, the company wrote off $2,187,911 in debt and related interest as required to complete this transaction. Some settlements are still outstanding and are expected to be completed in 2001, lowering the Company's debt further.

Introduction

The following describes certain factors which produced changes in the results of operations of the Company during the year ended December 31, 2000 and as compared with the six months ended December 31, 1999 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Annual Report.

Overview

The Company was organized to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998 the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999 the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing a company (IXATA.COM) whose business thrust is in line with the new strategy.

As of November 30, 2000, the Company is no longer a development stage company. Although the market reaction to the Company's service has been positive and management believes the Company's progress supports its reaching break-even operations in 2001, there can be no assurance that the Company will do so by December 31, 2001, or at all.

Results of Operations

The Company, in the second quarter of 1999, sold the Company's Buy-The-Minute(TM) product and discontinued operations related to the Company's prepaid cellular product line. The Company purchased its IXATA.COM subsidiary as of July 1, 1999, and has consolidated financial results for the IXATA.COM subsidiary commencing in the third quarter of 1999. A detailed comparison of financial results for the current financial year with those of the prior period will be informative, but not entirely meaningful.

Revenues

The Company obtained the operations of its Internet-based information and electronic commerce services for the travel and hospitality market in the third quarter of 1999. B2B e-commerce revenues for 2000 increased to $697,986 from $271,589 in 1999. The increase was due to both 12 months of activity for the RFP Express(SM) product in 2000 versus six months in 1999 and an increase in customers using the product. The Company expects that revenues from RFP Express(SM) will continue to grow at an accelerated rate on a long-term basis.

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Operating Expenses

Selling, general and administrative expenses (SG&A) were $4,928,599 for the year ended December 31, 2000 as compared to $2,333,146 for the six month ended December 31, 1999. As a result of the acquisition of IXATA, Inc. on July 1, 1999, the SG&A expense for the six months ended June 30, 1999 was included in the $505,832 restructuring charge recognized in 1999. The largest component of SG&A expense, wages and associated taxes, increased in 2000 to $2,240,821 from $1,057,000 in 1999. Depreciation and amortization expense decreased only slightly in 2000 to $695,119 from $703,102 in 1999. Fewer consultants were required in 2000 as the Company filled fulltime employee positions. Consulting expenses decreased to $274,600 in 2000 from $413,000 in 1999. The Company expects to further decrease its expenditures for external consultants in the future. Legal and professional fees increased to $333,380 in 2000 from $245,000 in 1999 due to additional legal and professional fees associated with the private placement that began in 1999 and as a result of completing the NextGen transaction. Stock based compensation increased in 2000 to $555,755 from $368,093 in 1999 due to options from 1999 vesting in 2000 in addition to a greater volume of option grants with shorter vesting terms in 2000.

Total Operating Expense increased to $10,292,488 in 2000 from $2,898,521 in 1999. In addition to the increases in SG&A expenses discussed above, the increase in total operating expense was due to a one time write-off of goodwill from the acquisition of the Company's IXATA.COM subsidiary totaling $5,363,889. In June 2000 the Company reviewed its long-term business plan and future undiscounted cash flows without interest charges and determined that the goodwill created by the acquisition of IXATA.COM in 1999 had become impaired. As a result of the impairment in 2000, the Company recognized an impairment loss of $5,363,889 on the unamortized balance of goodwill.

Interest expense increased to $543,654 in 2000 from $256,337 in 1999. The increase in interest expense was caused by warrants issued to NextGen for guaranteeing the Company's $100,000 line of credit. The charge to interest expense for these warrants was $306,724. Otherwise, interest payable was accrued during 2000 for essentially the same notes payable that were present in 1999. As a result of the debt restructuring required to complete the NextGen transaction, $246,102 of this accrued interest was written off as of December 5, 2000. No interest expense will be recorded on the restructured debt in the future, therefore interest expense should be substantially reduced in 2001. The marketable securities acquired as a result of selling the prepaid cellular product line in 1999 was also written off at the end of 2000 when the market value of the stock reached zero. The loss realized on marketable securities was $300,000 in 2000 and $0 in 1999. A gain of $43,470 was recorded in 2000 for stock issued to settle debts compared to a loss of $4,390 for stock issued to settle debt in 1999.

A one-time extraordinary gain of $2,187,911 was recorded in 2000 associated with restructuring long-term and short-term troubled debt. This debt restructure was required to complete the NextGen transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events."

The net loss in 2000 increased to $8,205,867 from $2,172,825 in 1999. This increase was primarily due to three factors. First, SG&A expenses were greater in 2000 due to 12 months of operations in 2000 versus six months activity in 1999. This difference amounted to a $1,183,821 increase in SG&A expenses for 2000 over 1999. Second, the one time write-off of goodwill at June 30, 2000 added $5,363,889 to Total Operating Expense for the year. Third, partially offsetting the goodwill write-off expense was the one time extraordinary gain on troubled debt restructure required to complete the NextGen transaction of $2,187,911. These are the three factors that lead to $4,359,799 of the $6,033,042 increase in Net Loss for 2000 over 1999.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company had working capital deficits of $630,401 and

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

$2,145,081 as of December 31, 2000 and 1999, respectively, and incurred net losses of $8,205,867 and $2,172,825 for 2000 and 1999 respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To address its financing needs, in 1999 the Company pursued a multiple phase strategy and retained an investment banking firm, Scott & Stringfellow, Inc. (S&S) to assist and advise the Company in the process. On October 12, 1999, the Company entered into a relationship with S&S to act as the exclusive financial advisor to the Company, in connection with the exploration of potential alternative strategic transactions. During the initial phase of the Company's funding efforts from November 1999 to April 2000, the Company secured financing from private investors in exchange for shares of the Company's common stock, raising a net amount of $1.8 million from these individuals.

The second phase of the financing plan was to raise between $2.5 million and $10 million in equity from strategic and institutional investors. In early 2000, investor interest in Internet-related investments decreased dramatically. As a result, the Company was unable to proceed with the second phase of the financing plan.

In July 2000, the Company announced that it had encountered cash flow problems due to delays in securing new funding but continued to search for new investors. On July 27, 2000 the Company announced it secured a new $100,000 bank line of credit to provide limited near term financing to support Company operations. A note payable to BB&T Bank bearing interest at prime plus 2% secured the line of credit. Principal and interest were due on December 5, 2000. This was extended on a month-to-month basis at prime plus 4% until it was paid off in February 2001. NextGen guaranteed the line of credit in exchange for warrants to purchase 1,500,000 shares of common stock at $0.03 per share. The fair value of those warrants was approximately $307,000.

In September 2000, a preliminary agreement for funding was reached with NextGen, a Virginia-based venture capital firm specializing in high technology and Internet-related investments. On December 5, the Company closed a funding with NextGen and other private investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events."

At December 31, 2000, the Company had cash and cash equivalents of $250,744 as compared to $326,145 at December 31, 1999. In addition, the Company had accounts receivable totaling $153,130 at December 31, 2000 as compared with $259,783 at December 31, 1999 from the sale of the Company's B2B e-commerce services. The decrease in accounts receivable was a result of more efficient collections from billed accounts. Net cash used by operating activities was $2,290,744 in 2000 compared to $1,422,346 in 1999. Net cash used by investing activities in 2000 was $47,489 for the purchase of fixed assets during the year. In contrast, investing activities provided cash to operations in 1999 primarily due to $498,000 from the sale of the prepaid cellular product line and related assets. Net cash provided by financing activities in 2000 totaled $2,262,832 compared to $1,428,627 in 1999. In 2000 proceeds from the sale of preferred and common stock provided 96% of cash from financing activities versus 1999 when only 67% of cash proceeds were from stock sales and 33% of the proceeds were from notes payable and other debt instruments.

Subsequent to year end, the BB&T line of credit was paid in full. There was no formal extension to the written agreement that stated the note was due December 5, 2000, however an interest payment was made in December 2000 and the entire principal balance and remaining interest were paid in full February 9, 2001.

Seasonality

Sales of the Company's RFP Express(SM) products and services are generally seasonal in nature. Most of the RFP processing transactions and related billable activities occur in the third and fourth quarter. While the Company is pursuing new services, which may reduce the revenue volatility of our business, there can be no assurance when revenues from such services will be realized.

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Taxes and Adoption of New Accounting Standards

In December 1999 the Securities and Exchange Commission issued Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements: ("SAB 101"). SAB 101 is effective no later than the quarter ended December 31, 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Since the Company is substantially in compliance with SAB 101, Management believes the adoption will not have a material effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to provide guidance for certain issues that have arisen in practice since the issuance of APB 25, which relates to accounting for certain stock option transactions, including an exchange of stock compensation awards in a business combination. The Company adopted the Interpretation for all transactions entered into after July 1, 2000. The adoption of the Interpretation did not have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments. The Company has not in the past, nor does it anticipate that it will, engage in transactions involving derivative instruments which will impact the consolidated financial statements.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $339,000 in 2000, from $1,500,000 at December 31, 1999 to $1,839,000 at December 31, 2000.


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

 .    The Company may require additional capital, which it may not be able to obtain. As the Company continues to implement its business plan, present sources of financing may not be adequate to support the Company's increased cash needs. Furthermore, the Company's entry into new Internet and electronic commerce business areas will create additional demands for investment capital. The Company may not be able to obtain future

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

     equity or debt financing on satisfactory terms or at all. If the Company fails to obtain necessary short-term financing, it may not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations. The Company's auditors issued an opinion on its most recent audit of the Company's financial statements that, based on the Company's losses and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern if it does not obtain additional debt or equity financing.

 .    The Company's failure to protect or maintain its intellectual property rights could place it at a competitive disadvantage and result in loss of revenue and higher expenses. The Company's performance and ability to compete are dependent to a significant degree on its proprietary electronic commerce system and services. The steps the Company has taken to protect its proprietary intellectual property rights may not prevent or deter someone else from using or claiming rights to its intellectual property. Third party infringement or misappropriation of trade secrets, copyrights, trademarks or other proprietary information could seriously harm the Company's business. The Company also cannot assure that it will be able to prevent the unauthorized disclosure or use of its proprietary knowledge, practices and procedures if its senior managers or other key personnel leave it. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may claim that the Company has violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may distract management from day-to-day operations of the Company.

 .    The Company's business prospects depend on demand for and market acceptance of the Internet. The Company is currently dependent on the Internet as an access and transmission medium to provide its services. Although the Company believes that the acceptability and usability of the Internet will increase over time, any decrease in the use of the Internet for electronic commerce transaction would have a materially adverse effect on the Company's operating margins. Failure to promote Internet access as the preferred means of accessing the Company's service could also have a materially adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its Internet based e-commerce operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.

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

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

 .    The Company could lose customers and expose itself to liability if breaches of its network security disrupt service to its customers or jeopardize the security of confidential information stored in its computer systems.
     Despite the implementation of network security measures, the Company's network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Any of these acts could lead to interruptions, delays or cessation in service to the Company's customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in the computer systems and the Company's customers' computer systems, which may result in liability to existing customers and may also deter potential customers. Any security measures the Company implements may be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions or delays to the Company's customers that could cause harm to the Company's reputation as well as its business and financial results.

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

 .    The Company may not be able to compete in its highly competitive market.
     The Internet-based electronic commerce market has become increasingly competitive due to the entry of large, well-financed service providers into the market. Other potential competitors in the market for Internet-based electronic commerce services for the travel and hospitality industry may include companies with substantially greater financial and marketing resources than those of the Company. No assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. The Company may not be able to operate successfully in this competitive environment. Direct competitors today include Lanyon, among others seeking to enter the market for e-commerce services targeting the travel and hospitality sectors. While to date the market reaction to the Company's service has been positive vis-a-vis competitive services, there is no assurance this will continue in the future.

 .    The Company depends on the services of senior management and other key personnel and the ability to hire, train and retain skilled employees. The success of the Company will be dependent on the skill, experience and performance of the senior management team and other key personnel such as software developers. In addition, the Company has recently experienced significant changes in the composition of its senior management team and Board of Directors. The competition for qualified personnel in the industry and geographic region could harm the Company's ability to replace any of the members of the senior management team if it were to lose their services in the future. If the Company is not able to attract new management and key personnel, or retain and motivate existing management and key personnel, it could disrupt or delay the Company's business or could otherwise have a material adverse effect on the Company's business.

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

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

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

 .    Government regulation and legal uncertainties could limit the Company's business or slow its growth. Although Internet-based electronic commerce is not currently subject to government regulation, it is under increased scrutiny by regulatory agencies and may undergo rapid and drastic regulatory changes. There can be no assurances that one or more services currently offered by the Company will not be negatively impacted by newly-created or interpreted regulations. See "Business - Government Regulation."

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

     Further, stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of the Company's stock without regard to the Company's operating performance. In 2000, the Company's stock closed as high as $3.38 and as low as $0.09. See "Market for Registrant's Common Equity and Related Stockholder Matters." In addition, the Company's operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of the stock would likely significantly decrease.

 .    The Company's executive officers, directors, and parties related to them, in the aggregate, control 83% of the Company's voting sStock and may have the ability to control matters requiring stockholder approval. The Company's executive officers, directors and parties related to them own a large enough stake in the Company to determine matters presented to stockholders, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. In addition, certain executive officers, directors and other shareholders, representing 73% of the Company's outstanding common stock, have entered into a voting agreement in which the parties agree to vote their shares for certain directors. As a result, these stockholders may have the ability to control the election and removal of directors. See "Security Ownership of Certain Beneficial Owners and Management - Voting Agreement." Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

     from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

 .    The Company's common stock may be delisted from the Nasdaq Over-the-Counter
     Bulletin Board Service. In order to maintain the listing of its common stock for trading on the Nasdaq Over-the-Counter Bulletin Board Service, the Company must make required filings with the Securities and Exchange Commission. If the Company's stock were to be delisted, there would be no public market for the Common Stock and stockholders would have difficulty liquidating their investment. The Company has been delinquent in its filings and Nasdaq has appended an "E" to the Company's trading symbol, indicating it is not in compliance with its filing requirements, on several occasions. Although the Company believes that the filing of this Annual Report with the Securities and Exchange Commission brings the Company into compliance, allowing it to retain its stock listing on the Nasdaq Bulletin Board, there can be no assurance that it will be able to do so.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.

Certain information about the directors and executive officers of the Company as of March 31, 2001 is included below.

--------------------------------------------------------------------------------------------------------------------

        Name               Age                             Position                                Director or
                                                                                                  Officer Since
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Robert D. Cuthbertson       52    Chief Financial Officer                                          December 7, 2000
--------------------------------------------------------------------------------------------------------------------
Fred Gluckman               51    Director                                                                July 1999
--------------------------------------------------------------------------------------------------------------------
Michael M. Grand            61    Director                                                               April 1997
--------------------------------------------------------------------------------------------------------------------
Edward C. Groark            55    Director                                                         December 5, 2000
--------------------------------------------------------------------------------------------------------------------
Zimri C. Putney             58    Director                                                         December 5, 2000
--------------------------------------------------------------------------------------------------------------------
Michael W. Wynne            56    Chief Executive Officer and Chairman                             December 5, 2000
--------------------------------------------------------------------------------------------------------------------

The following describes the business background and the experience of each of the directors and executive officers of the Company:

Robert D. Cuthbertson joined the Company as General Manager of IXATA.com, reporting to the Chief Executive Officer in November 2000. On December 7, 2000 he was asked to serve as the Chief Financial Officer of the Company. Formerly Vice President and Chief Financial Officer of Space Radar Corporation, Mr. Cuthbertson's background includes over twenty years senior management experience in finance and business development with International Launch Services, Inc., Lockheed Martin and General Dynamics. Mr. Cuthbertson was employed consecutively at these companies beginning in 1972 with General Dynamics and 1995 with International Launch Services, Inc., Lockheed Martin.

Fred Gluckman is Executive Vice President - Technology and Automation of the Company's IXATA.COM subsidiary and was appointed a Director of the Company July 1, 1999. Mr. Gluckman is a co-founder of IXATA.COM. Since 1994, Mr. Gluckman was co-founder and CEO of Tel.n.Form, Inc., a privately held provider of automated sales lead and related information to auto dealerships and financial institutions. Through Mr. Gluckman's many joint ventures, Mr. Gluckman has gained a reputation as one of the leading experts in the use of automation to eliminate costly, redundant business processes. Born in Israel and raised in Canada, Mr. Gluckman holds a Bachelor of Science degree from McGill University.

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

Edward C. Groark has provided independent consulting services to a variety of small technology based start-ups since June 1999. Prior to that, he was President of Riverbend Group, Inc., a consulting and integration group focused on networking personal computers for corporate computing that he founded in 1983. In the early `90s, he was instrumental in building Riverbend Group into a consortium of 30 similar companies across North America called USConnect. USConnect assisted customers in developing first generation enterprise wide-area networks, corporate e-mail and groupware and web applications. In 1997, IKON Office Solutions acquired USConnect and Mr. Groark served as IKON's Division President for the Technology Services Division until June 1999.

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Zimri C. Putney has been the Managing Director and Chief Executive Officer of NextGen Capital, L.L.C. since December 1997. He has over thirty years of experience as a venture capitalist, investor, executive and scientist in technology companies. As co-founder, President and Chief Executive Officer of the management consulting firm Putney & Eckstein, Inc., he assisted technology CEOs in areas of business and marketing strategy, quality management and operations from 1993 to December 1997. For Solarex Corporation, the world's leading photovoltaic company, he headed research and development and marketing in over 70 countries before and after its acquisition by Amoco. For nearly ten years he served as an award-winning scientist, inventor and technology manager for IBM. Mr. Putney earned a B.S. degree in Physics from Syracuse University and an Sc.M. from Brown University.

Michael W. Wynne has served as Chairman of Extended Reach Logistics since 1999, an internet start-up aspiring to sell spare and repair kits to the military worldwide. He has spent most of his career in the world of defense, both in the Air Force and industry, working with aircraft (F-16), main battle tanks (M1A2), and space launch vehicles (Atlas and Centaur). He was Senior Vice President of General Dynamics from March 1997 to October 1999, where his role was in international development and strategy. Prior to that he spent three years with Lockheed Martin Corporation as Vice President, Space Launch Systems, before that division was sold to Martin Marietta.



Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership of the common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all (S)16(a) forms they file. Michael M. Grand, one of the Company's directors, failed to timely report a transfer of shares in 1999 on Form 4 but subsequently made the required filing. In 2000, Andrew H. Kent, the Company's former Chief Financial Officer, failed to timely report a grant of options to purchase shares of the Company's stock on Form 5. Gerald R. McNichols failed to timely file a Form 3 upon acquiring beneficial ownership of shares of preferred stock and warrants to purchase preferred stock that when converted and exercised would represent more than 10% of the Company's outstanding Common Stock. Based solely on its review of copies of these reports furnished to the Company or written representations that no reports were required, the Company believes that all other (S)16(a) filing requirements were met in 2000.

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Item 10. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid by the Company during the past three years to Paul B. Silverman, the Company's former President and Chief Executive Officer; Andrew H. Kent, the Company's former Vice-President and Chief Financial Officer; Robert Steiner, the former President of the Company's IXATA.COM subsidiary; and Michael W. Wynne, Chief Executive Officer and Chairman of the Board. These executive officers are the only executive officers whose total annual salary exceeded $100,000 in 2000.

--------------------------------------------------------------------------------------------------------------------
                                     Annual Compensation
                                  --------------------------               Long-Term
                                  Fiscal                                  Compensation              All Other
Name                               Year               Salary             Option Awards             Compensation
--------------------------------------------------------------------------------------------------------------------
Michael W. Wynne                   2000            $      1             3,000,000               $      -0-

--------------------------------------------------------------------------------------------------------------------
                                   2000            $200,000 (1)            50,000                      --
Paul B. Silverman                  1999             152,033 (2)           300,000               $      --
                                   1998              23,080 (3)           150,000 (4)              84,991 (5)
--------------------------------------------------------------------------------------------------------------------
                                   2000            $150,000 (6)           100,000                      --
Andrew H. Kent                     1999             113,165 (7)           115,000 (4)           $      --
                                   1998              18,464 (8)              --                    20,995 (9)
--------------------------------------------------------------------------------------------------------------------
Robert Steiner                     2000            $126,485 (10)          400,000               $      --
                                   1999              99,000 (11)           50,000                      --
                                   1998                  --                  --                        --
--------------------------------------------------------------------------------------------------------------------

(1) $80,000 of this amount was earned by Mr. Silverman in 2000, but payment has been deferred and converted to a note payable.

(2) $101,726 of this amount was earned by Mr. Silverman in 1999, but payment has been deferred and converted to a note payable.

(3) $23,080 of this amount was earned by Mr. Silverman in 1998, but payment has been deferred and converted to a note payable.

(4) Includes 50,000 options granted under the Company's Director Stock Option Plan.

(5) The listed amount was paid to Mr. Silverman and SCIES, Inc. for consulting services provided to the Company in 1998 before Mr. Silverman joined the Company. Mr. Silverman was Chief Executive Officer of SCIES and owned 40 % of SCIES. Of this amount, $11,535 for consulting services was earned by Mr. Silverman in 1998, but payment has been deferred.

(6) $42,000 of this amount was earned by Mr. Kent in 2000, but payment has been deferred and converted to a note payable.

(7) $69,704 of this amount was earned by Mr. Kent in 1999, but payment has been deferred and converted to a note payable.

(8) $18,464 of this amount was earned by Mr. Kent in 1998, but payment has been deferred and converted to a note payable.

(9) The listed amount was paid to Mr. Kent for consulting services provided to the Company in 1998 before he joined the Company.

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

(10) $56,342 of this amount was earned by Mr. Steiner in 2000, but payment has been deferred and converted to a note payable.

(11) $3,000 of this amount was earned by Mr. Steiner in 1999, but payment has been deferred and converted to a note payable.

Option Grants in 2000

The following table summarizes information concerning options granted during 2000 to Messrs. Silverman, Kent, Steiner and Wynne:

--------------------------------------------------------------------------------------------------------------------
                                                  Percent of
                                Shares of        Total Options
                              Common Stock        Granted to         Exercise       Market Value
                               Underlying        Employees in       Price Per       per Share on       Expiration
Name                             Options          Fiscal 2000         Share         Date of Grant         Date
--------------------------------------------------------------------------------------------------------------------
Michael Wynne                   3,000,000            65.8%            $.094             $.094           12/20/10


--------------------------------------------------------------------------------------------------------------------

Paul B. Silverman                50,000              1.1%             $0.10             $0.10           12/05/10

--------------------------------------------------------------------------------------------------------------------

Andrew H. Kent                   100,000             2.2%             $0.10             $0.10           12/05/10

--------------------------------------------------------------------------------------------------------------------

Robert Steiner                   400,000             8.8%             $0.10             $0.10           12/05/10

--------------------------------------------------------------------------------------------------------------------

Option Exercise in 2000 and Values at 2000 Year-End

The following table summarizes information with respect to the unexercised options held Messrs. Silverman, Kent, Steiner, Gluckman and Wynne as of December 31, 2000. Also reported are values of "in-the-money" options, that is, the amount by which the exercise price of the option is exceeded by the last sale price of the Common Stock on December 31, 2000.

--------------------------------------------------------------------------------------------------------------------
                                                      Number of Shares                   Value of Unexercised
                                                    Underlying Unexercised               In-the-Money Options
                         Shares                  Options at December 31, 2000            at December 31, 2000
                        acquired                --------------------------------------------------------------------
                           on        Value
Name                    exercise   Realized     Exercisable     Unexercisable      Exercisable      Unexercisable
--------------------------------------------------------------------------------------------------------------------
Michael W. Wynne           --         $ -           -0-           3,000,000            $ 0            $ 78,000

--------------------------------------------------------------------------------------------------------------------

Paul B. Silverman        100,000    $16,000       300,000            -0-             $ 3,000             $ 0

--------------------------------------------------------------------------------------------------------------------

Andrew H. Kent             --         $ -         215,000            -0-             $ 2,400             $ 0

--------------------------------------------------------------------------------------------------------------------

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Long-Term Incentive and Pension Plans

During 1999, the Company adopted a 401(k) retirement savings plan for its employees which allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation. The Company matches 25% of the employee's contributions up to 4% (1% of gross compensation).

Director Compensation

Members of the Board of Directors are not compensated for their services as directors. The Company's 1997 Directors' Option Plan (the "Directors' Option Plan") provides for the automatic "formula" grant to each director of an option to purchase 50,000 shares of the Company's common stock, $0.001 par value per share (the "Common Stock"), on the date of his or her initial election to the Board of Directors. Prior to the completion of the NextGen transaction, there were no options available for grant under the Directors' Option Plan. Thus, the new directors joining the Board subsequent to the NextGen transaction did not receive options.


Employment Agreements

The Company entered into an employment agreement with Mr. Wynne as of December 20, 2000 to serve as Chief Executive Officer and Chairman of the Company. Mr. Wynne's salary compensation is $1.00 per year. In addition, to incent Mr. Wynne, the Company granted him a restricted stock award of 1,500,000 shares, with 500,000 shares vesting annually on each December 20 beginning in 2001. The Company also issued Mr. Wynne options to acquire 3,000,000 shares of the Company's Common Stock with 1,000,000 options vesting annually on December 20 beginning in 2001. The exercise price of the options is priced at market on the date of the grant.

The Company executed an employment agreement with Mr. Cuthbertson as of November 20, 2000 to serve as General Manager of IXATA.COM. Mr. Cuthbertson's salary compensation is $150,000 annually in addition to a $15,000 signing bonus. Mr. Cuthbertson was issued options to acquire 500,000 shares of the Company's Common Stock with 25% vesting May 20, 2001 and 25% annually on May 20 each year of continued employment. On December 7, 2000 Mr. Cuthbertson was appointed the Chief Financial Officer of the Company.

The Company executed an employment agreement with Mr. Silverman on November 1, 1998 to serve as Chief Executive Officer. Mr. Silverman's salary compensation was $150,000, increasing to $180,000 per year after the Company secured minimum new funding of $750,000. Mr. Silverman's employment agreement was extended through December 31, 2000. Under the terms of the extended agreement, Mr. Silverman's annual salary increased to $200,000. In addition, Mr. Silverman received options to acquire 100,000 shares of the Company's common stock upon securing a minimum new funding of $3.0 million. In December, 2000 at the completion of the transaction with NextGen Capital, Mr. Paul Silverman was replaced as Chief Executive Officer of the Company by Michael W. Wynne. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Events." As part of Mr. Silverman's severance agreement with the Company he completed his contract with the Company through December 31, 2000 and returned his options to acquire 100,000 shares of common stock granted earlier in the year. Mr. Silverman was granted instead options to acquire 50,000 shares of the Company's stock at the market price in December 2000.

The Company executed an employment agreement with Mr. Kent effective June 30, 1999 to serve as Chief Financial Officer. Mr. Kent's salary compensation was $120,000. Mr. Kent's employment agreement was extended through December 31, 2000. Under the terms of the extended agreement, Mr. Kent's annual salary was increased to $150,000. In addition, Mr. Kent received options to acquire 100,000 shares of the Company's common stock upon securing a minimum new funding of $3.0 million. In December, 2000 at the completion of the transaction with NextGen, Mr. Kent was replaced as Chief Financial Officer of the Company by Robert D. Cuthbertson. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Events." As part of Mr. Kent's severance agreement with the Company he completed his contact with the Company through

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

December 31, 2000 and returned his options to acquire 100,000 shares of common stock granted earlier in the year. Mr. Kent was granted instead options to acquire 100,000 shares of the Company's stock at the market price in December 2000.

The Company executed an employment agreement with Mr. Steiner on April 17, 2000 to serve as President of IXATA.COM. Mr. Steiner's salary compensation was $160,000, increasing to $200,000 per year in January 2001. In December, 2000 at the completion of the transaction with NextGen, Mr. Steiner entered into an employment contract with the Company as the division President of Virtual Purchasing Solutions. His annual salary per the new contract was $125,000 plus commissions and a housing and car allowance. He was also granted options to acquire 400,000 shares of the Company's common stock at the market price in December, with 100,000 shares vesting immediately upon signing the contract. IXATA.COM, Inc. suspended operations of its virtual purchasing division in March 2001 and Mr. Steiner left IXATA.COM and the Company to pursue other interests as of March 31, 2001.

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table includes, as of March 31, 2001, information regarding the beneficial ownership of the Company's Common Stock, by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, each director, each executive officer included in our 2000 executive compensation table and all directors and executive officers as a group.

                                                                    Beneficial Ownership (2)
                                --------------------------------------------------------------------------------------------------
                                             Common         Common       Series C        Series C
                                Common       Stock          Stock        Preferred       Preferred         Total        Percent
Name and Address (1)            Stock        Warrants       Options (3)  Stock (4)       Warrants (5)      (6)          (7)
----------------------------------------------------------------------------------------------------------------------------------
Zimri C. Putney (8)            --            1,500,000     --            1,305,461       1,270,000         27,254,610   65.5%
      12701 Fair Lakes Circle
      Suite 690
      Fairfax, VA 22033

NextGen Fund II, L.L.C.        --            900,000       --            771,277         750,000           16,112,770   52.9%
      12701 Fair Lakes Circle
      Suite 690
      Fairfax, VA 22033

NextGen SBS Fund II, L.L.C.    --            600,000       --            514,184         500,000           10,741,840   42.9%
      12701 Fair Lakes Circle
      Suite 690
      Fairfax, VA 22033

Michael M. Grand (9)           4,300,000     --            50,000        --              --                4,350,000    30.3%

Fred Gluckman (10)             1,761,875     100,000       50,000        --              --                1,911,875    13.2%

Andreoli Family Trust (11)     1,761,875     --            --            --              --                1,761,875    12.3%
      3131 Liberty Circle S.
      Las Vegas, NV  89121

Michael W. Wynne               --            --            --            90,000          90,000            1,800,000    11.2%

Gerald R. McNichols            --            --            --            90,000          90,000            1,800,000    11.2%
      23349 Parsons Road
      Middleburg, VA 20117

Robert Steiner                 516,250       --            150,000       --              --                666,250      4.6%

Paul B. Silverman              100,000       --            200,000       --              --                300,000      2.1%
      9520 Center Street
      Vienna, VA 22181

Andrew H. Kent                 --            --            170,000       --              --                170,000      1.2%
      2613 N. Potomac Street
      Arlington, VA 22207

Robert D. Cuthbertson          --            --            125,000       --              --                125,000      0.9%

Edward C. Groark               --            --            --            --              --                --           0.0%
      8205 Dominion Drive
      McLean, VA 22102

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

All current directors and      6,578,125     1,600,000     375,000       1,395,461       1,360,000         36,107,735   82.3%
executive officers as a group
(7 individuals)

-------------------------------

(1) Unless otherwise indicated, the address of each of the beneficial owners is c/o The IXATA Group, Inc., 8989 Rio San Diego Drive #160, San Diego, California 92108.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is considered to be the beneficial owner of securities that can be acquired by that person within 60 days of March 31, 2001 upon the exercise of warrants or option or the conversion of convertible securities.

(3) Options to purchase shares of Common Stock that are presently or will become exercisable within 60 days.

(4) Each share of Series C Preferred Stock is convertible without additional consideration into ten shares of Common Stock, subject to adjustment for stock splits, stock dividends and other recapitalizations and reorganizations. The holders of the Series C Preferred Stock and Common Stock vote together as a single class on all matters presented for the vote of the Company's stockholders. Each preferred stockholder may cast a number of votes equal to the number of shares of Common Stock issuable upon conversion of his or her preferred stock.

(5) Warrants to purchase shares of Series C Preferred Stock for $1.00 per share exercisable at any time until ten years from the date of issuance. Each share of Series C Preferred Stock is convertible without additional consideration into ten shares of Common Stock, subject to adjustment for stock splits, stock dividends and other recapitalizations and reorganizations.

(6) Assumes that the beneficial owners' shares of Series C Preferred Stock have been converted into Common Stock, and warrants to purchase shares of Series C Preferred Stock have been exercised and converted into Common Stock.

(7) Each beneficial owner's percent ownership is determined by assuming that options or warrants that are held by that person (but not those held by any other person) and which are exercisable within 60 days have been exercised and that shares of Series C Preferred Stock that are held by that person (but not those held by any other person) have been converted into Common Stock.

(8) Includes the following shares owned by NextGen Fund II, L.L.C. and NextGen SBS Fund II, L.L.C.: (i) warrants to purchase 1,500,000 shares of Common Stock; (ii) 1,285,461 shares of Series C Preferred Stock; and (iii) warrants to purchase 1,250,000 shares of Series C Preferred Stock. Mr. Putney is a member of and is the managing director of the managing member of NextGen Fund II, L.L.C. and NextGen SBS Fund II, L.L.C. Mr. Putney disclaims beneficial ownership of the shares held by NextGen Fund II, L.L.C. and NextGen SBS Fund II, L.L.C.

(9) Includes 4,300,000 shares of Common Stock held by Montpilier Holdings, Inc., a Nevada corporation. Mr. Grand has sole power to vote or direct the voting of shares held by Montpilier.

(10) Includes 1,761,875 shares of Common Stock held by the Gluckman Family Trust of which Mr. Gluckman is sole trustee. Also includes 100,000 warrants to purchase Common Stock held by Tel.n.form, Inc., a California corporation of which Mr. Gluckman is President.

(11) Vera Ellen Andreoli is sole trustee of the Andreoli Family Trust.

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

Voting Agreement

     Concurrently with the closing of the NextGen transaction, the Company entered into a voting agreement with the NextGen funds, Montpilier, the Gluckman Family Trust, the Andreoli Family Trust and Robert Steiner. Montpilier is owned indirectly by Mr. Grand, one of the Company's directors, Mr. Gluckman, another of the Company's directors, is a trustee of the Gluckman Family Trust, and Mr. Putney, also a director, is the Managing Director and Chief Executive Office of the NextGen funds' parent company. Each of the parties to the voting agreement have agreed to vote their shares in favor of electing to the Company's Board of
Directors: (1) Montpilier's designee (presently Mr. Grand); (2) the Gluckman Family Trust's designee (presently Mr. Gluckman); and (3) NextGen's designees pursuant to the terms of the Series C preferred stock (presently Messrs. Putney, Wynne and Groark). Pursuant to the terms of the voting agreement, NextGen has agreed not to vote its shares in favor of a sale of the Company unless Montpilier, the Gluckman and Andreoli trusts, and Mr. Steiner agree to the transaction. The voting agreement will terminate if the parties agree to its termination, NextGen no longer holds any voting stock of the Company or upon the sale of the Company. The parties to the voting agreement have the shared power to vote, or direct the vote of, 8,340,000 shares of the Company's outstanding common stock and 1,305,461 shares of the Company's outstanding Series C preferred stock, or approximately 73% of the Company's outstanding voting shares.

     Michael M. Grand and Montpilier, Gluckman Family Trust, Fred Gluckman, as Trustee of the Gluckman Family Trust, Andreoli Family Trust, Vera Ellen Andreoli, as Trustee of the Andreoli Family Trust and Robert A. Steiner and certain other of the Company's shareholders entered into a voting agreement effective July 1, 1999 in connection with the Company's acquisition of IXATA.COM. This voting agreement terminated pursuant to its terms upon completion of the NextGen transaction. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Events."

Item 12. Certain Relationships and Related Transactions.


On February 1, 1999, IXATA.COM and Tel.n.Form entered into a management and support agreement whereby Tel.n.Form agreed to provide selected consulting services to support IXATA.COM's business development through December 31, 1999. The agreement also provided that IXATA.COM would reimburse Tel.n.Form for use of certain shared expenses such as office space and computer facilities. After completion of the acquisition of IXATA.COM by the Company on July 1, 1999, the Company continued the Tel.n.Form agreement to minimize any potential disruption of IXATA.COM's operations and support the transition to the Company. For support services provided by Tel.n.Form, the Company incurred total costs of approximately $23,840 per month. The Company believes costs incurred under the agreement were reasonable and no more than it would have incurred under an agreement with an unaffiliated third party. The support services agreement expired on December 31, 1999 and to minimize any disruption of operations, the Company continued selected support services, such as office space and shared computer facilities, as needed, on a month-by-month basis consistent with the agreement. After the Company added additional IXATA.COM management personnel, expanded the IXATA.COM staff and fully incorporated IXATA.COM into the Company, it no longer required the services provided by Tel.n.Form. The management and support agreement was formally terminated on June 30, 2000 when IXATA.COM, Inc. moved to its new offices at 8989 Rio San Diego Drive #160, San Diego, CA 92108. In 2000, the Company paid Tel.n.form $162,460 for its services.

On December 1, 2000, the Company entered into a settlement agreement with Tel.n.form relating to amounts owed by the Company to Tel.n.form for consulting services previously provided by Tel.n.form as described above. In connection with the settlement agreement, on December 5, 2000, the Company issued a promissory note in the principle amount of $200,000 payable to Tel.n.form. The note bears interest at 8% per year and is payable in full on December 5, 2003. The Company also issued Tel.n.form a warrant to purchase 100,000 shares of the Company's common stock for $0.10 per share. The warrant is exercisable until December 5, 2003.

The majority owner of Tel.n.Form is the Gluckman Family Trust, which is a significant shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management." Fred Gluckman, who

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

formerly served as Executive Vice President - Technology and Automation of IXATA.COM, and now continues as a director of the Company, is the Chairman of the Board of Tel.n.Form. Mr. Gluckman also serves as a trustee of the Gluckman Family Trust. Vera Ellen Andreoli is the trustee of the Andreoli Family Trust, which is a significant shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management." Mrs. Andreoli also provides consulting services to Tel.n.Form, and Mrs. Andreoli's husband is a significant owner of Tel.n.Form and a Tel.n.Form employee and has provided selected consulting services to IXATA.COM under the management services agreement.

In October 1999, the Company appointed Robert Steiner President of the Company's IXATA.COM subsidiary. Mr. Steiner, one of the co-founders of IXATA.COM, provided services to IXATA.COM under a consulting contract entered into prior to the Company purchasing the subsidiary. The consulting contract was a renewable, one-year contract in an amount of $9,000 per month to be paid to Mr. Steiner. The Company entered into an a employment agreement with Mr. Steiner in April 2000 and the consulting agreement was cancelled. Mr. Steiner left the Company to pursue other interests and his employment agreement was terminated effective March 31, 2001. See "Executive Compensation - Employment Agreements."

Fred Gluckman formerly served as Executive Vice President - Technology and Automation of IXATA.COM, and now continues as a director of the Company. Mr. Gluckman, one of the co-founders of IXATA.COM, provided services to IXATA.COM under a consulting contract entered into prior to the Company purchasing the subsidiary. The consulting contract is a renewable, one-year contract in an amount of $10,000 per month to be paid to Mr. Gluckman. The Company terminated Mr. Gluckman's consulting agreement in November 2000.

On May 18, 2000, Mr. Gluckman loaned the Company $65,000 to fund immediate working capital needs. The loan was repaid in full, without interest, on December 12, 2000.

Steven L. Wasserman, a former director and the present Secretary of the Company, is a partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company.

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

                                     PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements and Financial Statement Schedules:                                                   Page

     Independent Auditors' Report...............................................................................F-3
     Consolidated Balance Sheet at December 31, 2000 and 1999.................................................F-4-5
     Consolidated Statement of Operations for the twelve months ended
          December 31, 2000 and 1999............................................................................F-6
     Statement of Stockholders' Equity for the twelve months ended December 31, 2000.........................F-7-10
     Consolidated Statement of Cash Flows for the twelve months ended
          December 31, 2000 and 1999........................................................................F-11-13
     Notes to Consolidated Financial Statements.............................................................F-14-39

     There are no other accounting schedules required by applicable accounting regulations of the Securities and Exchange Commission.

(b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated December 5, 2000 regarding the completion of the NextGen transaction with the Securities and Exchange Commission on December 20, 2000.

(c) Exhibits:

2.1 Stock Purchase Agreement among Montpilier Holdings, Inc., SecurFone America, Inc., Material Technology, Inc. and Robert M. Bernstein dated as of February 17, 1997, (incorporated by reference to the Company's Form 10-K filed by the Company for the fiscal year end 1996)

3.1 The Company's Amended and Restated Certificate of Incorporation (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))

3.2 The Company's Bylaws (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))

3.3 Certificate of Amendment of Certificate of Incorporation of SecurFone America, Inc. dated January 31, 2000 (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

4.1 Class A Convertible Preferred Stock Certificate of Designations (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))

4.2 Class B Convertible Preferred Stock Certificate of Designations (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

4.3 Series C Convertible Preferred Stock Certificate of Designations (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on December 20, 2000 (File No. 033-83526)).

4.4 Form of Series C Preferred Stock Purchase Warrant (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on December 20, 2000 (File No. 033-83526)).

10.1 The Company's 1997 Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-40379))

10.2 The Company's 1997 Director's Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No.333-40379))

10.3 Executive Employment Agreement, entered into as of November 1, 1998, between Paul B. Silverman and the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.4 Purchase Agreement, dated February 1999, between the Company and Teledata World Services, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.5 Security Agreement, dated February 1999, between the Company and Teledata World Services, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.6 Secured Promissory Note in the original principal amount of $248,000, dated February 1999, of the Company payable to Teledata World Services, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.7 First Amendment to Purchase Agreement, dated April 1999, between Teledata World Services, Inc. and the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.8 Stock Purchase Agreement, by and among the Company, Montpiler Holdings, Inc., IAXATA.COM, Inc., and all of the shareholders of IXATA, dated July 1, 1999 (incorporated by reference to the Company's 8-K Current Report as filed with the Securities and Exchange Commission on July 20, 1999 (File No. 033-83526))

10.9 Management Services and Support Agreement dated February 1, 1999, between Tel.n.Form, Inc. and IXATA.COM (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

10.10 Executive Employment Agreement dated as of August 24, 1999, between Andrew
      H. Kent and the Company (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

10.11 Letter Agreement dated as of November 9, 1999 extending the term of the Executive Employment Agreement between Paul B. Silverman and the Company (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

10.12 Registration Rights Agreement for November, 1999, private placement equity investment offering (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

10.13 Executive Employment Agreement dated as of April 17, 2000, between Robert Steiner and the Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on May 16, 2000 (File
      No. 033-83526)).

10.14 Letter Agreement dated as of April 17, 2000 extending and modifying the terms of the Executive Employment Agreement between Paul B. Silverman and the Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on May 16, 2000 (File No. 033-83526)).

10.15 Letter Agreement dated as of April 17, 2000 extending and modifying the terms of the Executive Employment Agreement between Andrew H. Kent and the Company (incorporated by reference to the Company's annual report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on May 16, 2000 (File No. 033-83526)).

10.16 Amendment No. 1 to the 1997 Stock Option Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57286)).

10.17 Voting Agreement dated December 4, 2000 among the Company, NextGen Fund II, L.L.C., NextGen SBS Fund II, L.L.C., Montpilier Holdings, Inc., the Gluckman Family Trust, the Andreoli Family Trust, and Robert A. Steiner (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities Exchange Commission on December 20, 2000 (File No. 033-83526)).

10.18 Series C Convertible Preferred Stock and Series C Convertible Preferred Stock Warrant Purchase Agreement dated December 5, 2000 between the Company and the Purchasers listed on attached Exhibit A (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on December 20, 2000 (File No. 033-83526)).

10.19 Restricted Stock Award Agreement between the Company and Michael W. Wynne (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57286)).

23.1  Consent of Nation Smith Hermes Diamond, APC

24.1 Reference is made to the Signatures section of this Report for the Power of Attorney

                              The IXATA Group, Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2000
--------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                THE IXATA GROUP, INC.


                                By:  /s/ Michael W. Wynne
                                     -------------------------------------------
                                     Michael W. Wynne, Chief Executive Officer


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


/s/ MICHAEL W. WYNNE                        Chief Executive Officer and Chairman                 April 13, 2001
-----------------------------------------   (principal executive officer)
Michael W. Wynne


/s/ ROBERT D. CUTHBERTSON                   Chief Financial Officer                              April 13, 2001
--------------------------------------      (principal financial officer)
Robert D. Cuthbertson


/s/ FRED GLUCKMAN                           Director                                             April 13, 2001
--------------------------------------
Fred Gluckman


/s/ MICHAEL M. GRAND                        Director                                             April 13, 2001
--------------------------------------
Michael M. Grand


/s/ EDWARD C. GROARK                        Director                                             April 13, 2001
--------------------------------------
Edward C. Groark


/s/ ZIMRI C. PUTNEY                         Director                                             April 13, 2001
--------------------------------------
Zimri C. Putney

                     The IXATA Group, Inc. and Subsidiaries
               (formerly SecurFone America, Inc. and Subsidiaries)








                                               Consolidated Financial Statements
                                          Years Ended December 31, 2000 and 1999

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                                                        Contents
================================================================================


     Independent Auditors' Report                                            F-3


     Consolidated Financial Statements
        Consolidated Balance Sheets                                      F-4-F-5
        Consolidated Statements of Operations                                F-6
        Consolidated Statements of Stockholders' Equity (Deficit)       F-7-F-10
        Consolidated Statements of Cash Flows                          F-11-F-13
        Notes to Consolidated Financial Statements                     F-14-F-39

Independent Auditors' Report


To the Board of Directors
The IXATA Group, Inc.

We have audited the accompanying consolidated balance sheets of The IXATA Group, Inc. and Subsidiaries (formerly SecurFone America, Inc. and Subsidiaries) (see
Note 1(a)) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The IXATA Group, Inc. and Subsidiaries (formerly SecurFone America, Inc. and Subsidiaries) as of December 31, 2000 and 1999, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the consolidated financial statements, the Company incurred net losses of $8,205,867 and $2,172,825 for the years ended December 31, 2000 and 1999, respectively, and had working capital deficits of $630,401 and $2,145,081 as of December 31, 2000 and 1999, respectively, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



San Diego, California
March 15, 2001

                                          The IXATA GROUP, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                                     Consolidated Balance Sheets
================================================================================


 December 31,                                                2000          1999
--------------------------------------------------------------------------------
 Assets

 Current Assets
     Cash (Notes 1(f) and 17(a))                        $ 250,744     $ 326,145
     Marketable equity security (Note 1(g) and 2)              --        24,000
     Accounts receivable (Note 1(i))                      153,130       259,783
--------------------------------------------------------------------------------

 Total current assets                                     403,874       609,928

 Fixed Assets - Net (Notes 1(h) and 3)                    107,396        62,186

 Goodwill - Net (Notes 1(h) and 4)                             --     6,034,377

 Other Assets - Net (Note 5)                                6,333         9,558
--------------------------------------------------------------------------------
                                                        $ 517,603   $ 6,716,049
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                          The IXATA GROUP, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                                     Consolidated Balance Sheets

================================================================================

 December 31,                                                                                     2000                 1999
----------------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity (Deficit)

 Current Liabilities
     Line of credit (Note 6)                                                                 $ 100,000           $       --
     Notes payable (Note 7)                                                                      7,365              627,293
     Current portion of capitalized lease (Note 15(a))                                          99,814               99,814
     Accounts payable and accrued expenses                                                     193,223              327,017
     Related party payables (Note 12)                                                          274,887              578,724
     Accrued payroll and related taxes (Note 12)                                                59,846               34,585
     Accrued interest                                                                            1,005              229,237
     Deferred revenue (Note 1(i))                                                              298,135              114,339
     Acquisition cost payable (Note 4)                                                              --              744,000
----------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                   1,034,275            2,755,009

 Long-Term Debt (Note 8)                                                                     1,108,765            1,440,450
----------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                                           2,143,040            4,195,459

 Commitments and Contingencies (Notes 1(c), 16 and 17)

 Stockholders' Equity (Deficit)
     Preferred stock; 10,000,000 shares authorized; 1,175,461
       and 0 shares issued and outstanding, respectively
       (Note 10(a))                                                                              1,175                   --
     Common stock, $.001 par value; 100,000,000 shares
       authorized; 13,875,542 and 12,011,672 shares issued
       and outstanding, respectively (Note 10(b))                                               13,876               12,012
     Stock subscriptions receivable                                                             (2,963)              (2,963)
     Additional paid-in capital (Note 10)                                                   18,203,241           14,422,440
     Accumulated deficit                                                                   (19,840,766)         (11,634,899)
     Accumulated other comprehensive loss:
       Unrealized holding loss on marketable securities (Note 2)                                    --             (276,000)
----------------------------------------------------------------------------------------------------------------------------
 Total stockholders' equity (deficit)                                                       (1,625,437)           2,520,590
----------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 517,603          $ 6,716,049

================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                          The IXATA GROUP, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                           Consolidated Statements of Operations

================================================================================

 Years Ended December 31,                                                                   2000                 1999
----------------------------------------------------------------------------------------------------------------------
 Revenues                                                                           $    697,986         $    271,589

 Operating Expenses
     Selling, general and administrative expenses (including non-cash stock-based compensation of $555,755 and $368,093 for 2000 and 1999,
       respectively) (Notes 1(m) and 10(b))                                            4,928,599            2,333,146
     Loss on impairment of goodwill (Note 1(h))                                        5,363,889                   --
     Restructuring charge (Note 1(b))                                                         --              505,832
     Loss on impairment of fixed assets (Note 1(h))                                           --               59,543
----------------------------------------------------------------------------------------------------------------------
 Total Operating Expenses                                                             10,292,488            2,898,521
----------------------------------------------------------------------------------------------------------------------
 Loss from Operations                                                                 (9,594,502)          (2,626,932)

 Other Income (Expense)
     Interest expense (Note 6)                                                          (543,654)            (256,337)
     Realized loss on marketable securities (Note 2)                                    (300,000)                  --
     Gain on issuance of stock for debt (Note 10(b))                                      43,470                   --
     Interest income                                                                         908                2,025
     Gain on disposal of subsidiary (Note 14)                                                 --              708,419
----------------------------------------------------------------------------------------------------------------------
 Total Other Income (Expense)                                                           (799,276)             454,107
----------------------------------------------------------------------------------------------------------------------
 Loss before extraordinary item                                                      (10,393,778)          (2,172,825)

 Extraordinary gain on troubled debt restructuring (Note 9)                            2,187,911                   --
----------------------------------------------------------------------------------------------------------------------
 Net Loss                                                                           $ (8,205,867)        $ (2,172,825)
----------------------------------------------------------------------------------------------------------------------
 Net Loss Per Share (Basic):
     Loss before extraordinary item                                                 $      (0.79)        $      (0.25)
     Extraordinary item                                                                     0.17                   --
----------------------------------------------------------------------------------------------------------------------
     Net loss                                                                       $      (0.62)        $      (0.25)
----------------------------------------------------------------------------------------------------------------------
 Weighted-Average Shares Outstanding                                                  13,202,965            8,524,155


================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                         The IXATA Group, Inc. and Subsidiaries
                                                                            (formerly SecurFone America, Inc. and Subsidiaries)
                                                                      Consolidated Statements of Stockholders' Equity (Deficit)
================================================================================================================================
                                                             Preferred Stock                 Common Stock
                                                          ----------------------        ----------------------      Subscription
                                                          Shares          Amount        Shares          Amount      Receivable
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                                   --         $      --      6,091,881     $    6,092     $       --
Stock issued for debt and services -
    May 11 to 19, 1999                                       --                --        121,766            122             --
Stock issued for advertising services -
    June 30, 1999                                            --                --         61,522             62             --
Acquired IXATA.COM, Inc. -
    July 1, 1999                                             --                --      4,500,000          4,500         (3,107)
Stock options exercised -
    August 18, 1999                                          --                --          9,500              9             --
Stock subscription received -
    August 25, 1999                                          --                --             --             --            144
Stock issued for legal services -
    December 15, 1999                                        --                --         50,000             50             --
Private placement, net of expenses -
    November 1999                                            --                --      1,177,003          1,177             --
Compensation expense related to stock
    options issued                                           --                --             --             --             --
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
     Net loss                                                --                --             --             --             --
     Unrealized holding loss on marketable
       securities                                            --                --             --             --             --
--------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                     --                --             --             --             --
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                 --         $      --     12,011,672     $   12,012     $   (2,963)
================================================================================================================================
                                         The accompanying notes are an integral part of these consolidated financial statements.

                                          The IXATA GROUP, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

            Consolidated Statements of Stockholders' Equity (Deficit), Continued

================================================================================

                                                                           Accumulated
                                                                               Deficit         Accumulated
                                                          Additional            During               Other
                                                             Paid-in       Development       Comprehensive
                                                             Capital             Stage                Loss             Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                               $  7,237,790     $ (9,462,074)       $       --        $ (2,218,192)
Stock issued for debt and services -
       May 11 to 19, 1999                                     228,751             --                  --             228,873
Stock issued for advertising services -
      June 30, 1999                                           103,757             --                  --             103,819
Acquired IXATA.COM, Inc. -
      July 1, 1999                                          5,575,500             --                  --           5,576,893
Stock options exercised -
      August 18, 1999                                           9,491             --                  --               9,500
Stock subscription received -
       August 25, 1999                                           --               --                  --                 144
Stock issued for legal services -
       December 15, 1999                                       62,450             --                  --              62,500
Private placement, net of expenses -
      November 1999                                           940,426             --                  --             941,603
Compensation expense related to stock
       options issued                                         264,275             --                  --             264,275
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive loss:
       Net loss                                                  --         (2,172,825)               --          (2,172,825)
       Unrealized holding loss on marketable
          securities                                             --               --              (276,000)         (276,000)
-----------------------------------------------------------------------------------------------------------------------------

Total comprehensive loss                                         --               --                  --          (2,448,825)

Balance at December 31, 1999                             $ 14,422,440     $(11,634,899)       $   (276,000)     $  2,520,590

================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly Securfone America, Inc. and Subsidiaries)

            Consolidated Statements of Stockholders' Equity (Deficit), Continued

================================================================================

                                                             Preferred Stock               Common Stock
                                                            --------------------       ----------------------       Subscription
                                                            Shares        Amount       Shares          Amount       Receivable
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                 --       $     --       12,011,672   $   12,012     $   (2,963)
Private placement, net of expenses -
     January - April 2000                                    --             --        1,060,007        1,060           --
Stock issued related to IXATA, Inc. purchase -
    March 28, 2000                                           --             --          600,000          600           --
Stock options exercised -
     April 1, 2000 and June 5, 2000                          --             --          120,000          120           --
Warrants purchased -
    April 26, 2000                                           --             --             --           --             --
Warrants issued for debt guarantee
    July 2000 (Note 6)                                       --             --             --           --             --
Stock issued for legal services -
    December 5, 2000                                         --             --           50,000           50           --
Stock issued to former employees -
    December 5, 2000                                         --             --           33,863           34           --
Stock issued to NextGen -
     December 5, 2000                                   1,035,461          1,035           --           --             --
Stock issued -
     December 5, 2000                                     140,000            140           --           --             --
Compensation expense related to stock
     options issued                                          --             --             --           --             --
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss:
     Realized loss on marketable securities                  --             --             --           --             --
     Net loss                                                --             --             --           --             --
-------------------------------------------------------------------------------------------------------------------------------

Total comprehensive loss                                     --             --             --           --             --

Balance at December 31, 2000                            1,175,461     $    1,175     13,875,542   $   13,876     $   (2,963)

================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                          The IXATA GROUP, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

            Consolidated Statements of Stockholders' Equity (Deficit), Continued

================================================================================

                                                                                                   Accumulated
                                                              Additional        Accumulated              Other
                                                                 Paid-in           Deficit       Comprehensive
                                                                 Capital         (Note 1(b))              Loss           Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                 $ 14,422,440       $(11,634,899)     $   (276,000)   $  2,520,590
Private placement, net of expenses -
     January - April 2000                                         810,145               --                --           811,205
Stock issued related to IXATA, Inc. purchase -
    March 28, 2000                                                743,400               --                --           744,000
Stock options exercised -
     April 1, 2000 and June 5, 2000                                35,880               --                --            36,000
Warrants purchased -
     April 26, 2000                                                 6,436               --                --             6,436
Warrants issued for debt guarantee -
     July 2000 (Note 6)                                           306,724               --                --           306,724
Stock issued for legal services -
     December 5, 2000                                               6,480               --                --             6,530
Stock issued to former employees -
     December 5, 2000                                               5,256               --                --             5,290
Stock issued to NextGen -
     December 5, 2000                                           1,170,865               --                --         1,171,900
Stock issued -
     December 5, 2000                                             139,860               --                --           140,000
Compensation expense related to stock
     options issued                                               555,755               --                --           555,755
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss:
     Realized loss on marketable securities                          --                 --             276,000         276,000
     Net loss                                                        --           (8,205,867)             --        (8,205,867)
-------------------------------------------------------------------------------------------------------------------------------

Total comprehensive Loss                                             --                 --                --        (7,929,867)

Balance at December 31, 2000                                 $ 18,203,241       $(19,840,766)     $       --      $ (1,625,437)

================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                          The IXATA GROUP, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                           Consolidated Statements of Cash Flows

================================================================================

 Years Ended December 31,                                                           2000                  1999
---------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
     Net loss                                                               $ (8,205,867)         $ (2,172,825)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Loss on impairment of goodwill                                          5,363,889                    --
       Extraordinary gain on troubled debt restructuring                      (2,187,911)                   --
       Depreciation and amortization                                             695,119               703,102
       Non-cash equity granted for services and interest                         862,479               368,093
       Realized loss on marketable securities                                    300,000                    --
       Net loss (gain) on stock issued for debt and services                     (43,470)                4,390
       Gain on disposal of subsidiary                                                 --              (708,419)
       Loss on impairment of fixed assets                                             --                59,543
     Change in operating assets and liabilities
       Accounts receivable                                                       106,653              (249,049)
       Prepaid assets                                                                 --                38,425
       Accounts payable, accrued payroll and accrued
         expenses                                                                260,282                87,966
       Related party payables                                                    169,016               194,364
       Accrued interest                                                          205,270               148,970
       Deferred revenue                                                          183,796               103,094
---------------------------------------------------------------------------------------------------------------

 Net cash used in operating activities                                        (2,290,744)           (1,422,346)

---------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Purchases of fixed assets                                                   (47,489)              (44,715)
     Proceeds from disposal of subsidiary and related assets                          --               498,000
     Acquisition of goodwill (investment in subsidiary)                               --              (181,931)
     Cash acquired in acquisition of subsidiary                                       --                46,978
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                              (47,489)              318,332


================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                          The IXATA GROUP, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                Consolidated Statements of Cash Flows, Continued

================================================================================

 Years Ended December 31,                                                                  2000                 1999
---------------------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities
     Net proceeds from sale of preferred and common stock                             2,170,832              951,247
     Proceeds from line of credit                                                       100,000                   --
     Proceeds from issuance of long-term debt and notes payable                              --              631,754
     Principal payments on notes payable                                                 (8,000)            (147,428)
     Principal payments on capitalized leases                                                --               (6,946)
---------------------------------------------------------------------------------------------------------------------

 Net cash provided by financing activities                                            2,262,832            1,428,627

---------------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                                                        (75,401)             324,613

 Cash at Beginning of Year                                                              326,145                1,532
---------------------------------------------------------------------------------------------------------------------

 Cash at End of Year                                                                 $  250,744          $   326,145
=====================================================================================================================
 Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for:
       Interest                                                                      $   32,196          $    73,056
       Income taxes                                                                  $       --          $     1,600

 Noncash Investing and Financing Activities:

 During 2000 and 1999 the Company issued 50,000 and 233,288 shares, respectively, of common stock to satisfy debt related to professional services with a fair value of approximately $43,520 and $395,000, respectively. The fair value of the shares was calculated using the closing prices surrounding the issuance dates. See Note 10(b).

 During 2000 and 1999 the Company granted stock options to purchase 5,624,000 and 575,000 shares, respectively, of the Company's common stock. These stock options were valued in accordance with SFAS 123 at approximately $556,000 and $1,620,000 for 2000 and 1999, respectively. See Note 10(d).

 During 2000 the Company issued 33,863 shares of common stock to former employees with a fair value of $5,290. The fair value of the shares was calculated using the closing prices surrounding the issuance dates. See Note 10(b).


================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                          The IXATA GROUP, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                Consolidated Statements of Cash Flows, Continued

================================================================================


--------------------------------------------------------------------------------

 Noncash Investing and Financing Activities, Continued:

 During 1999 the Company acquired 600,000 shares of common stock at a fair market value of $0.50 per share as proceeds from the sale of certain assets held in its wholly-owned subsidiary, SecurFone, Inc. The change in the unrealized holding loss on marketable securities was $276,000 for 1999.

 During 2000 the Company realized a $300,000 loss related to marketable securities that had become permanently impaired. See Notes 1(g) and 2.

 During 2000 the Company realized a extraordinary gain on debt restructure of $2,187,911. See Note 9.

 On July 1, 1999, the Company acquired IXATA, Inc. for 4,500,000 shares of common stock. A summary of the acquired goodwill is as follows:

 Acquisition of:
     Negative working capital other than cash                      $ (255,152)
     Fixed assets                                                      23,274
     Intangibles and other assets                                       9,333
     Long-term debt assumed                                          (173,365)
------------------------------------------------------------------------------

     Net assets acquired                                             (395,910)

     Fair value of stock issued                                     5,580,000
     Broker fee                                                       744,000
     Acquired cash                                                    (46,978)
     Direct expenses of acquisition                                    31,931
------------------------------------------------------------------------------

     Total consideration given                                      6,308,953

------------------------------------------------------------------------------

     Goodwill acquired                                            $ 6,704,863

================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================



1.     Summary of           A summary of the Company's significant accounting
       Significant          policies applied consistently in the preparation of
       Accounting           the accompanying consolidated financial statements
       Policies             follows.

(a)    Organization         The IXATA Group, Inc. and Subsidiaries (formerly
                            SecurFone America, Inc. and Subsidiaries) (the
                            "Company") was incorporated in Delaware on November
                            7, 1985.

                            The Company was previously engaged (under the name of SecurFone America, Inc.) in developing and marketing prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999, the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing a company whose business thrust is in line with the new strategy.

                            On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation. On August 1, 1997, Material Technology, Inc. was renamed SecurFone America, Inc. In April 1999, SecurFone, Inc. changed its name to SecurFone Services, Inc. and a new subsidiary was formed named SecurFone, Inc. This new subsidiary was subsequently sold (see Note 14). On July 1, 1999, the Company acquired IXATA, Inc. (a California corporation) (see
                            Note 4). On January 31, 2000, SecurFone America, Inc. changed its name to The IXATA Group, Inc.

                            As discussed in Note 14, during 1999 the Company sold its wholly-owned subsidiary, SecurFone, Inc. The losses from inception in the cellular industry have been reclassified as a restructuring charge. As a result of the sale of the assets in this subsidiary, the Company recognized a gain of approximately $708,000 in 1999.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================

(b)    Development          During 1999 the Company was primarily devoted to
       stage                developing its databases, software and customer
       operations           base. On November 11, 2000, the Company commenced
       and current          principal operations and began generating
       business             significant revenues. Accordingly, management no
                            longer considers the Company to be in the development stage. The Company's principal operations are to provide internet based electronic commerce services in the travel market for creative solutions for creating, receiving and managing preferred lodging programs.

(c)    Going concern        The accompanying consolidated financial statements
                            as of December 31, 2000 have been prepared assuming the Company will continue as a going concern.
                            However, the Company had working capital deficits of $630,401 and $2,145,081 as of December 31, 2000 and
                            1999, respectively, and incurred net losses of $8,205,867 and $2,172,825 for 2000 and 1999, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                            To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, management's plan is to continue their relationship with the financing source discussed in
                            Note 10 (a). There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================

(e)    Use of               Although management believes that the estimates and
       estimates,           assumptions used in preparing the accompanying
       cont'd               consolidated financial statements and related notes
                            are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

(f)    Cash and             The Company considers all highly liquid investments
       cash                 with an original maturity of three months or less to
       equivalents          be cash equivalents.

(g)    Marketable           The Company's investments in marketable equity
       securities           securities are being accounted for in accordance
                            with Statement of Financial Accounting Standards No.
                            115 (SFAS 115), and are classified as
                            available-for-sale securities. In accordance with
                            SFAS 115, the unrealized loss was recorded as a separate component of stockholders' equity (deficit) until the asset was considered to be impaired.
                            During 2000, the Company realized a loss of $300,000 due to a permanent decline in value of the security.
                            See Note 2.

(h)    Fixed assets         Fixed assets are depreciated over the estimated
       and goodwill         useful lives of the related assets using an
      (long-lived           accelerated depreciation method over periods of
       assets)              three to five years.

                            Goodwill was created upon the acquisition of the Company's subsidiary. Intangible assets are amortized over their estimated future useful lives on a straight-line basis over three to five years. Long-lived assets are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                            In June 2000 the Company reviewed its long-term business plan and future undiscounted cash flows without interest charges and determined that the goodwill created by the acquisition of IXATA, Inc. in 1999 had become impaired. As a result of the impairment in 2000, the Company recognized an impairment loss of $5,363,889 on the unamortized balance of goodwill.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================

(h)    Fixed assets         During 1999 management determined that certain
       and goodwill         equipment in service became impaired and is no
       (long-lived          longer used in operations. The net book value at the
       assets)              time of impairment was written off as a loss on
                            impairment of fixed assets.

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

(k)    Comprehensive        In 1997 the Financial Accounting Standards Board
       income               issued Statement of Financial Accounting Standards
                            No. 130, "Reporting Comprehensive Income." The
                            Company adopted this Statement in 1998. In accordance with the Statement, comprehensive income is presented in the consolidated statements of stockholders' equity (deficit).

(l)    New                  Statement of Financial Accounting Standards No. 133,
       accounting           "Accounting for Derivative Instruments and Hedging
       principles           Activities," established accounting and reporting
                            standards for derivative instruments. The Company has not in the past, nor does it anticipate that it will, engage in transactions involving derivative instruments which will impact the consolidated financial statements.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================

(l)    New                  In December 1999 the Securities and Exchange
       accounting           Commission (SEC) issued Staff Accounting Bulletin
       principles,          No. 101 (SAB 101), "Revenue Recognition in Financial
       cont'd               Statements." SAB 101 provides guidance on applying
                            generally accepted accounting principles to revenue recognition issues in financial statements. The
                            Company is in compliance with this standard.

                            In April 2000 the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25", which provides guidance on accounting for certain stock option transactions, including an exchange of stock compensation awards in a business combination, stock option repricings, and other equity arrangements. The adoption of this interpretation did not have a material effect on the consolidated financial statements.

(m)    Common stock         The Company has valued its stock and stock options
       and stock            at fair value in accordance with the accounting
       options              prescribed in SFAS 123, "Accounting for Stock-based
                            Compensation," which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

(n)    Net loss per         Net loss per common share has been computed on the
       common share         basis of the weighted average number of shares
                            outstanding, according to the rules of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted net loss per share has not been presented as the computation would result in anti-dilution.

(o)   Financial             The Company's financial instruments consist
      instruments           primarily of cash, accounts receivable, accounts
                            payable and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values except for notes payable - long-term. At December 31, 2000, the fair value of notes payable was $685,478 versus the carrying value of $1,108,765. See Note 8.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================

(p)    Reclassifications    Certain accounts in the 1999 consolidated financial
                            statements have been reclassified for comparative purposes to conform with the presentation in the 2000 consolidated financial statements. These reclassifications have no effect on the financial position or net loss of the Company.

2.     Marketable           During 2000 the Company realized a $300,000 loss due
       Securities           to a permanent impairment of securities.

3.     Fixed Assets         Fixed assets consisted of the following:

                            December 31,                      2000      1999
                            ----------------------------------------------------
                            Computer hardware              $ 101,884  $ 56,606
                            Office furniture and equipment    23,840     3,000
                            Computer software                  7,383     7,383
                            ----------------------------------------------------
                                                             133,107    66,989
                            Accumulated depreciation         (25,711)    (4,803)
                            ----------------------------------------------------
                                                           $ 107,396  $  62,186
                            ====================================================

                            Depreciation expense was approximately $21,000 and $31,000 for 2000 and 1999, respectively.

4.     Acquisitions         On July 1, 1999, the Company issued 4,500,000 shares
                            of restricted common stock and acquired all of the outstanding shares of IXATA, Inc. ("IXATA.COM") which was incorporated in February 1999. IXATA.COM was a development stage company in the business-to-business e-commerce travel industry. The acquisition was accounted for using the purchase method of accounting and intangible assets are being amortized using the straight-line method. The initial purchase price included stock issued at the date of acquisition, direct acquisition costs and any guaranteed future consideration. The fair value of the shares issued was $1.24 per share and was calculated using the average daily closing prices surrounding the acquisition. The total purchase price was valued at $6.7 million including approximately $396,000 of excess liabilities over assets acquired.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================

4.     Acquisitions,        Also included in the acquisition price were 600,000
       cont'd               shares of restricted common stock issued to the
                            business broker valued at $744,000 and approximately
                            $32,000 of direct acquisition expenses. The resulting goodwill of $6.7 million was being amortized over sixty months.

                            However, during 2000 management determined that goodwill had become impaired. The net book value of $5,363,889 at the time of impairment was written off as a loss on impairment of goodwill.

                            Amortization expense prior to impairment was approximately $670,000 for both 2000 and 1999.

                            The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and its subsidiaries as if the acquisitions had occurred on February 4, 1999 (date of inception), with pro forma adjustments to give effect to amortization of goodwill and other intangible assets and certain other adjustments:

                            (In thousands, except earning per share amounts)
                            ---------------------------------------------------
                            Period Ended December 31, 1999
                            ---------------------------------------------------
                            Net revenues                              $    273
                            Net losses                                $ (3,242)
                            Net loss per share                        $  (0.31)
                            ---------------------------------------------------

5.     Intellectual         On February 16, 1999, IXATA.COM purchased
       Property             intellectual property from a company with
       Agreement            substantially the same stockholders as IXATA.COM for
                            $10,000. The intellectual property consisted of the key software program used in the Company's operations. This asset is being amortized on the straight-line basis over five years. Amortization expense was $2,000 and $1,667 for 2000 and 1999, respectively.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================

6.     Line of Credit       In July 2000, the Company established a $100,000
                            line of credit with a financial institution which matured in December 2000. The line was extended on a month-to-month basis until it was paid off in February 2001. The interest rate was prime plus 2% per annum until it was renewed, at which time it became prime plus 4%. At December 31, 2000, the outstanding balance on the line was $100,000.
                            Advances on the line were secured by the personal guaranty of one of the major stockholders. In return for the bank line guarantee, the Company issued a warrant to purchase 1,500,000 shares of common stock at $0.03 per share. The fair value of the warrants was approximately $307,000.

7.    Notes
      Payable -             Notes payable - short-term consisted of the
      Short-Term            following:

                            December 31,                                                  2000              1999
                            ---------------------------------------------- -------------------- -----------------
                            Account payable - vendor converted to a note on
                              June 21, 1999; interest at 8% per annum;
                              payable in monthly $2,000 installments of
                              principal and interest beginning July 1, 1999.        $     7,365      $    10,365

                            Unsecured note payable to a vendor under an
                              agreement dated October 1997; interest at 6%
                              per annum. This note was settled during 2000.
                              See Note 9.                                                    --            6,928

                            Note payable - limited partnership; interest
                              at 15% per annum. This note was settled
                              during 2000. See Note 9.                                       --          300,000

                            Unsecured note payable; interest at 10% per
                              annum. This note was settled during
                              2000. See Note 9.                                              --          130,000

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================

7.     Notes
       Payable -
       Short-Term,
       cont'd

                             December 31,                                                  2000            1999
                             -----------------------------------------------------------------------------------
                             Unsecured note payable to an unrelated party for
                               advances made to the Company; interest at 10%
                               per annum. This note was settled during 2000.
                               See Note 9.                                                  --         130,000

                             Note payable for a settlement with the Company's
                               former CEO to resolve all outstanding Company
                               obligations related to his employment; interest
                               at 12% per annum. This note was settled during
                               2000. See Note 9.                                            --           50,000
                            -----------------------------------------------------------------------------------
                                                                                   $     7,365      $   627,293
                            ===================================================================================

8.     Long-Term             Long-term debt consisted of the following (See Note 9):
       Debt

                             December 31,                                                 2000             1999
                             -----------------------------------------------------------------------------------
                             Note payable; interest at 8% per annum; due on
                                December 5, 2003. Non-detachable warrants for
                                500,000 shares exercisable at $2.72 per share
                                were repriced to $0.05 per share. The warrants
                                expire on August 21, 2003.                         $   314,928      $        --

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements
================================================================================

8.     Long-Term
       Debt, cont'd

                             December 31,                                                  2000               1999
                             --------------------------------------------------------------------------------------
                             Note payable; interest at 8% per annum; $200,000
                               of balance due on December 5, 2003. The
                               remaining balance is payable in monthly
                               installments of $5,000 beginning January 15,
                               2002, with monthly installments increasing to
                               $10,000 starting on July 15, 2002.
                               Non-detachable warrants for 100,000 shares
                               exercisable at $0.10 per share were issued in
                               connection with the note. The warrants expire
                               on December 5, 2003.                                    263,629                 --

                             Note payable for a settlement with the Company's
                                former CEO to resolve all outstanding Company
                                obligations related to his employment;
                                interest at 4% per annum. 50% of the balance
                                payable on December 1, 2003 and the remaining
                                50% payable at the rate of $1,500 per month
                                beginning January 15, 2002.                            204,056                 --

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

8.    Long-Term
      Debt, cont'd             December 31,                                                 2000               1999
                               ------------------------------------------------------------------------------------
                               Note payable for a settlement with the Company's
                                former CFO to resolve all outstanding Company
                                obligations related to his employment; interest
                                at 4% per annum. 50% of the balance payable on
                                December 1, 2003 and the remaining 50% payable
                                at the rate of $1,500 per month beginning
                                January 15, 2002.
                                                                                         136,168                  -

                               Note payable to a limited partnership; interest
                                at 8% per annum; due on December 5, 2003.
                                Non-detachable warrants for 100,000 shares
                                exercisable at $0.10 per share were issued in
                                connection with the note. The warrants expire on
                                December 5, 2003.                                         75,583                  -

                               Note payable for a settlement with the Company's
                                former President to resolve all outstanding
                                Company obligations related to his employment;
                                interest at 8% per annum. 50% of the balance
                                payable on December 1, 2003 and the remaining
                                50% payable at the rate of $1,500 per month
                                beginning on January 1, 2002.
                                                                                          72,908                  -

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

8.    Long-Term
      Debt, cont'd             December 31,                                                 2000               1999
                               ------------------------------------------------------------------------------------
                               Note payable; interest at 8% per annum; due on
                                December 5, 2003. Non-detachable warrants for
                                65,000 shares exercisable at $0.10 per share
                                were issued in connection with the note. The
                                warrants expire on December 5, 2003.
                                                                                          31,493                  -

                               Note payable to a related party; interest at 5%
                                per annum; principal and interest are due on
                                February 16, 2004. See Note 5.
                                                                                          10,000             10,000

                               Convertible debenture in the amount of $1,000,000
                                issued August 21, 1998 for advances made to the
                                Company; interest at 12% per annum.
                                Non-detachable warrants for 500,000 shares
                                exercisable at $2.72 per share were issued in
                                connection with the convertible debenture. The
                                warrants expired upon settlement in 2000. See
                                Note 9.
                                                                                               -          1,000,000
                               Advances payable to unrelated parties and
                                potential investors who have committed the funds
                                on a long-term basis. These loans were settled
                                in 2000. See Note 9.
                                                                                               -            430,450
                               ------------------------------------------------------------------------------------
                                                                                      $1,108,765         $1,440,450
                               ====================================================================================

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

8.    Long-Term
      Debt, cont'd            Future minimum principal payments on long-term
                              debt are as follows:

                              Year Ending December 31,
                              ---------------------------------------------------------------------------------------
                                          2001                                                           $       --
                                          2002                                                              117,629
                                          2003                                                              882,570
                                          2004                                                               46,454
                                          2005                                                               32,084
                                          Thereafter                                                         30,028
                              ---------------------------------------------------------------------------------------
                                                                                                         $1,108,765
                              =======================================================================================

9.    Troubled Debt            During 2000 the Company entered into a series of
      Restructuring            agreements with its lenders to restructure its
                               existing indebtedness. Under the terms of these agreements, the existing debt was reduced by certain amounts forgiven by the lenders. The
                               Company issued new long-term notes at a rate of 8% per annum as settlement for the restructured debt amounts. The Company recorded an extraordinary gain of $2,187,911 in 2000.

                               This restructuring was accounted for as a troubled debt restructuring in accordance with Statement of Financial Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15").

                               As a result of this troubled debt restructuring, in which the existing debt exceeded the fair value of the debt issued, the new debt was initially recorded at an amount equal to the future cash payments, including interest, specified by the agreement terms in accordance with SFAS 15. All future cash payments will be accounted for as a reduction of the principal amount of the debt and no interest expense will be recognized on the debt.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

10.   Stockholders'
      Equity

(a)   Preferred stock          During 2000 the Company authorized 4,235,461
                               shares of Class C preferred stock. On December
                               5, 2000, the Company entered a Preferred Stock and Warrant Agreement with NextGen Fund II, LLC
                               ("NextGen"). Under the terms of the agreement, NextGen will purchase preferred C stock in three closings. The first closing occurred on December
                               5, 2000, in which NextGen purchased 1,035,461 shares of stock with 1,000,000 warrants for net proceeds of $1,171,900. The second and third closings will occur only after certain financial milestones have been met. The second closing consisted of 250,000 shares of preferred C stock and 250,000 warrants for a price of $250,000 and was completed in March 2001. See Note 19 (a).
                               The third closing calls for 500,000 shares of preferred C stock and 500,000 warrants for $500,000.

                               NextGen has the right to elect a majority of the Board of Directors of the Company.

                               Additionally, during December 2000 the Company issued an additional 140,000 shares of Class C preferred stock to private investors.

                               The Class C shares has a liquidation preference equal to the greater of (a) the purchase price for such shares plus an amount equal to 8% of the liquidation preference per annum from the original issue date of such shares or (b) the amount that would be distributed to each common stock holder of the remaining assets of the Company available for distribution to stockholders which would be distributed on a pro rata basis based on the number of common stock held.

                               At December 31, 2000 and 1999, the Company had 10,000,000 authorized shares of Class B and Class A preferred stock. There were no shares of Class B or A preferred stock outstanding at December 31, 2000 or 1999.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

(b)   Common stock             During 2000 the Company offered shares of its
                               common stock to investors in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. From January to
                               April 2000 the Company sold 1,060,007 shares of common stock for net proceeds to the Company of $811,205 after deduction of the placement agent fee of $89,800.

                               On March 28, 2000, the Company issued 600,000 shares of stock related to the IXATA.COM purchase in 1999.

                               On April 1 and June 5, 2000, the Company issued 120,000 shares of common stock upon the exercise of stock options for cash of $36,000.

                               On December 5, 2000, the Company satisfied a
                               $50,000 debt by issuing 50,000 shares of common stock. The fair value of the stock was $6,530 and resulted in a gain of $43,470.

                               On December 5, 2000, the Company issued 33,863 shares of stock to former employees. The fair value of the shares issued was $5,290.

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

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

(b)   Common stock,            On June 30, 1999, the Company settled a dispute
      cont'd                   with the provider of advertising services in the
                               amount of $103,818 by issuing of 61,522 shares of common stock. This resulted in additional advertising expense of $103,818 in 1999.

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

                               In November 1999 the Company offered shares of its common stock to investors in an offering exempt from registration pursuant to Regulation D of the Securities Act of 1933. In 1999 the Company sold 1,177,003 shares of common stock for total proceeds to the Company of $941,602 after deduction of the placement agent fee of $0.05 per share.

                               In connection with this financing, the Company issued a warrant allowing the placement agent to purchase 5% of the Company's common stock. This warrant will be exercisable for 643,553 shares of common stock at an exercise price of $1.687 per share. The warrants became exercisable on November 2, 2000.

                               On December 15, 1999, the Company satisfied a $50,000 debt for legal services by issuing of 50,000 unregistered shares of common stock. The fair value of the shares issued was $62,500 and resulted in a loss of $12,500 in 1999.

(c)   Warrants                 See Notes 6 and 8 for warrants issued in
                               relation to debt guarantees and troubled debt restructuring. See Note 10(b) for the agreement with placement agent to purchase warrants.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

(c)   Warrants,                At December 31, 2000, the Company had warrants
      cont'd                   to purchase 2,973,553 shares of common stock and
                               warrants to purchase 1,140,000 shares of preferred stock. Assuming the conversion of the preferred stock warrants at a ten to one rate, the warrant holders may purchase up to 14,373,553 shares of common stock at prices between $0.03 and $2.72 per share.

(d)   Stock options            During January through June 2000 the Company
                               granted 1,112,628 vesting stock options to employees, officers and directors under the 1997
                               Employees Non-Qualified Stock Option Plan. The options are exercisable at prices between $0.81 and $2.41 per share and expire in 2010.
                               Compensation expense of approximately $68,000 was recorded in accordance with SFAS 123 in 2000.

                               In July 2000 the Board of Directors approved the exchange of options held by employees under the 1997 Employees Non-Qualified Stock Option Plan. The Board of Directors determined such exchange to be appropriate in order to sustain the incentivization of all its employees. As a result of the stock option repricing, the Company cancelled 232,000 stock options and granted the same number of new stock options at an exercise price of $0.16 per share.

                               During July through December 2000 the Company granted 4,017,000 vesting stock options to employees, officers and directors under the 1997 Employees Non-Qualified Stock Option Plan. The options are exercisable at prices between $0.09 and $0.40 and expire between July 18, 2010 and December 20, 2010. Compensation expense of approximately $69,000 was recorded in accordance with SFAS 123 in 2000.

                               During December 2000 the Company granted 150,000 fully vested and 400,000 vesting stock options to former officers under the 1997 Employers Non-Qualified Stock Option Plan. The options are exercisable at $0.10 per share and expire on December 5, 2010. Compensation expense of approximately $160,000 was recorded in accordance with SFAS 123 in 2000.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

(d)   Stock options,           In 1999 the CEO was granted incentive stock
      cont'd                   options to acquire up to 300,000 additional
                               shares of the Company's stock at $0.16 per share under the Company's 1997 Employees Non-qualified
                               Stock Option Plan. These shares vest based on achievement of Company goals established by the Board of Directors. Compensation expense of approximately $23,000 was recorded in accordance with SFAS 123 in 1999.

                               During 1999 the Company granted 40,000
                               fully-vested and 125,000 vesting stock options to employees, officers and directors under the 1997 Employees Non-qualified Stock Option Plan. Certain shares vest based on achievement of Company goals established by the Board of Directors. The options are exercisable at prices between $0.125 and $1.69 per share and expire between April 23 and July 1, 2009. Compensation expense of approximately $259,000 and $149,000 was recorded in accordance with SFAS 123 in 2000 and 1999, respectively.

                               In 1999 the Company granted stock options totaling 100,000 shares (each received 50,000 stock options which fully vest June 30 and July 1, 2000, respectively) to two directors under the 1997 Directors Non-qualified Stock Option Plan that are exercisable at $1.28 and $1.69 per share, respectively, with an expiration date of June 30, 2009 and July 1, 2009, respectively. Compensation expense of approximately $42,000 and $50,000, respectively, was recorded in accordance with SFAS 123 in 1999.

                               The following summarizes stock option activity related to all Plans:

                                                                                 Options        Weighted Average
                                                                             Outstanding          Exercise Price
                             ------------------------------------------------------------------------------------
                             Balance at January 1, 1999                          830,900                   $0.71
                                  Granted                                        575,000                   $0.75
                                  Exercised                                       (9,500)                  $1.00
                                  Expired                                       (400,000)                  $0.21
                             ------------------------------------------------------------------------------------
                             Balance at December 31, 1999                        996,400                   $0.92
                                  Granted                                      5,624,000                   $0.35
                                  Exercised                                     (120,000)                  $0.30
                                  Expired                                     (1,067,000)                  $1.36
                             ------------------------------------------------------------------------------------
                             Balance at December 31, 2000                      5,433,400                   $0.26
                             ====================================================================================

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

(d)   Stock options,           The weighted average fair value of options
      cont'd                   granted to employees under the Plan during 2000
                               and 1999 was $0.30 and $0.81, respectively. At
                               December 31, 2000 and 1999, there were 1,358,400
                               and 661,400 options exercisable at a weighted average exercise price of $0.69 and $0.92, respectively. The weighted average remaining life of outstanding options under the Plan at December 31, 2000 was 9.5 years.


                                                Outstanding Options                           Exercisable Options
                            ------------------------------------------------------------    -------------------------
                                                              Weighted-
                                                               Average
                                                              Remaining
                                                             Contractual    Weighted-                    Weighted-
                               Range of       Number of         Life         Average      Number of       Average
                               Exercise         Shares        of Shares    Exercisable      Shares      Exercisable
                                Price        Outstanding     Outstanding      Price      Exercisable       Price
                            -----------------------------------------------------------------------------------------
                            $0.09-0.99       4,957,000       9.50 years         $0.11       882,000        $0.14
                            $1.00-1.99         345,500       8.75 years         $1.40       345,500        $1.40
                            $2.00-2.99         130,900       7.00 years         $2.50       130,900        $2.50
                            -----------------------------------------------------------------------------------------
                            $0.10-2.99       5,433,400       9.50 years         $0.26     1,358,400        $0.69
                            =========================================================================================

                               As of December 31, 2000, the Company had warrants outstanding that allow the holders to purchase up to 2,330,000 of common stock at prices ranging from $0.03 to $0.10 per share. The warrants may be exercised anytime within three to five years of issuance. Additionally, the Company has warrants outstanding that allow the holders to purchase up to 1,140,000 shares of Class C preferred stock at $1.00 per share. The warrants may be exercised anytime within five years of issuance. The Company granted warrants to the agent conducting its private placement offering. See Note 10(b).

                               The Company has elected to account for its stock-based compensation plans under SFAS 123. All options granted during 2000 and 1999 using the minimum value method as prescribed by SFAS
                               123. Under this method, the Company used the risk-free interest rate at date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

(d)   Stock options,           granted. The risk-free interest rates ranged
      cont'd                   from 5.5% to 6.0%; expected volatility of 353%
                               to 269% and the dividend yield was assumed to be zero, and the expected life of the options was assumed to be zero to four years based on the average vesting period of options granted.

11.   Employee
      Benefit Plan

      Profit sharing           During 1999 the Company adopted a 401(k)
      401(k) plan              retirement savings plan for its employees which
                               allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation.

                               The Company matches 25% of the employee's contributions up to 4%. Contribution expense was approximately $5,000 and $2,000 for 2000 and 1999, respectively.

12.   Related Parties          The Secretary of the Company is also a partner
                               in the law firm that represents the Company in its legal matters.

                               The Company has employment agreements with officers and directors that contain compensation arrangements based on the achievement of certain Company goals established by the Board of Directors. Accrued payroll due to former officers and directors of the Company was approximately $413,000 at December 31, 2000. In December 2000, the accrued expense was converted to a notes payable (see Note 7). At December 31, 1999, the Company had accrued payroll to officers and directors of approximately $209,000. Related payroll expense was approximately $204,000 and $285,000 for 2000 and 1999, respectively.

                               Prior to being purchased by the Company, the Company's wholly-owned subsidiary, IXATA.COM, purchased intellectual property and received the proceeds of accounts receivable generated by the prior owner of the intellectual property, an entity having substantially the same owners as IXATA.COM at that time. See Note 5.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

12.   Related Parties,         The Company has entered into a management and
      cont'd                   services agreement with a company that is
                               owned and controlled by stockholders with significant ownership of the Company. Related expenses were approximately $162,000 and
                               $140,000 for 2000 and 1999, respectively.
                               Related payables included approximately $277,000 at December 31, 2000.

                               The Company has consulting contracts with members of its Board of Directors. Related expenses were approximately $116,000 and $94,000 for 2000 and 1999, respectively. Related payables included approximately $175,000 at December 31, 2000.

13.   Income Taxes             Deferred income taxes are provided for temporary
                               differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately $1,839,000 and $1,500,000 as of December 31, 2000 and 1999, respectively, consisted primarily of the income tax benefits from net operating loss carryforwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is not more likely than not that the asset will be realized. The valuation allowance increased approximately $339,000 in
                               2000 from $1,500,000 at December 31, 1999 to
                               $1,839,000 at December 31, 2000. At December 31,
                               2000, the Company has federal and state tax net operating loss carryforwards of approximately
                               $4,600,000. The federal and state tax loss carryforwards may be limited due to ownership changes in 2000 and 1999.

                               A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:

                               Years Ended December 31,                                     2000               1999
                               -------------------------------------------------------------------------------------
                               Statutory U.S. federal rate                                   34%                34%
                               State income taxes - net of federal benefit                    5%                 5%
                               Net operating loss for which no tax benefit
                                  is currently available                                    (39)%              (39)%
                               -------------------------------------------------------------------------------------
                                                                                               -                -
                               =====================================================================================

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

14.   Sale of                  On January 30, 1999, the Company executed an
      SecurFone,               agreement with Teledata World Services, Inc.
      Inc.                     ("TWOS"), a publicly traded company, whereby
                               certain prepaid cellular assets would be sold to TWOS for cash and TWOS common stock. On April
                               22, 1999, the Company executed a final agreement to sell a wholly-owned subsidiary, SecurFone, Inc. to TWOS for cash and stock. Under the agreement, TWOS acquired all outstanding shares of SecurFone, Inc. for $498,000 in cash, 600,000 shares of unregistered TWOS common stock
                               (subject to Rule 144) valued at $300,000 (see
                               Note 2) and the option to sell the stock back to TWOS at a price of $2.50 per share effective one year from the date of the transaction if the market price of the TWOS stock is less that $2.50 per share. As of December 31, 2000 and
                               1999, no value has been recorded for the option.
                               The Company recognized a $708,419 gain on the sale in 1999. SecurFone, Inc. assets include certain cellular service resale agreements, the Company's Miami customer service center, rights to the Buy-The-Minute-TM product and selected distribution channels. Under the agreement, the Company could continue to offer prepaid cellular services and could establish resale and joint service arrangements to serve selected markets.
                               As a result of the net operating loss
                               carry-forwards, there are no income taxes arising from this sale.

                               In conjunction with the IXATA.COM acquisition and subsequent to the sale of its subsidiary to TWOS, the Company discontinued its prepaid cellular operations in its entirety effective June 30, 1999. The operations of the disposed cellular operations have been reclassified, net, as a restructuring charge. The Company will focus entirely on operations in the e-commerce industry.

15.   Commitments
      and
      Contingencies

(a)   Capitalized lease        At December 31, 2000 and 1999, the Company had a
                               capitalized lease obligation balance of $99,814 related to equipment that is no longer in use.
                               Management is currently in negotiations to settle this liability for substantially less than the full value. To date, negotiations have not been completed.

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

(b) Operating lease            The Company leases office space and equipment
                               under separate non-cancelable operating leases.
                               The leases expire in varying periods through June, 2003.

                               Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                               Year Ending December 31,
                               -----------------------------------------------------------------------------------
                                        2001                                                        $   168,499
                                        2002                                                            173,161
                                        2003                                                             88,278
                               -----------------------------------------------------------------------------------
                                        Total                                                       $   429,938
                               -----------------------------------------------------------------------------------

                               Rent expense was approximately $83,000 and $31,000 for 2000 and 1999, respectively.

(c) Litigation                 In the normal course of business, the Company is
                               occasionally named as a defendant in various lawsuits. It is the opinion of management and of legal counsel that the outcome of any pending lawsuits will not materially affect the operations, the financial position of the Company or cash flows.

(d)   Employment               The Company has entered various employment
      agreements               agreements with key employees. See Note 12.

16.   Concentrations

(a)   Credit risk              Financial instruments that potentially subject
                               the Company to credit risk include temporary cash investments and trade receivables.
                               Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and wide range of locations served. The Company maintains its cash accounts in three commercial banks.
                               Accounts are guaranteed by the Federal Deposit
                               Insurance Company (FDIC) up to $100,000. As of
                               December 31, 2000, the Company had approximately
                               $166,000 of uninsured cash

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================


(a)   Credit risk,             based on actual bank balances. Management
      cont'd                   believes that the risk is limited by maintaining
                               all deposits in high quality financial
                               institutions.

(b)   Customer                 During 2000 the Company had revenue from one
                               client totaling approximately 13% of revenue. At
                               December 31, 2000, the amounts receivable from this client was approximately $21,000.

                               During 1999 the Company had revenue from three clients totaling approximately 55%, 25% and 13% of revenue. At December 31, 1999, the amounts receivable from these clients was approximately $224,000.

17.   Fourth                   On December 5, 2000, the Company recognized an
      Quarter                  extraordinary gain on troubled debt restructuring
      Adjustments              of $2,187,911. See Note 9.

                               In December 2000, the Company recorded year-end adjustments which were related to earlier quarters in 2000. There were no year-end adjustments effecting earlier quarters in 1999. The aggregate effect of the 2000 year-end adjustments is as follows:

                               2000 Quarters Ended                       March 31         June 30        September 30
                               ---------------------------------------------------------------------------------------
                               Net loss as reported
                                 on Form 10-QSB                      $(1,349,702)    $(1,269,116)           $(922,042)
                               Adjustments:
                               ---------------------------------------------------------------------------------------
                               Stock-based compensation
                                 expense                                 (11,496)        (53,671)            (213,296)

                               Warrants issued
                                 for debt guarantee                            -               -             (306,724)

                               Loss on impairment
                                 of goodwill                                   -      (5,363,889)             335,243

                               Other                                      44,655         (36,830)             (17,311)
                               ---------------------------------------------------------------------------------------

                               Amended Net Loss                      $(1,316,543)    $(6,723,506)         $(1,124,130)
                               =======================================================================================

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

17.   Fourth
      Quarter
      Adjustments,
      cont'd

                               Loss per Share:
                                 As reported                        $(0.11)          $(0.09)         $(0.07)
                                 Amended                            $(0.11)          $(0.53)         $(0.09)
                               -----------------------------------------------------------------------------

18.   Subsequent
      Events

(a)   Issuance of              On January 3, 2001, individuals purchased 60,000
      Preferred                shares of Series C Preferred Stock, which shares
      Stock                    are presently convertible into 600,000 shares of
                               common stock (subject to anti-dilution
                               adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). The individuals were also granted Series C warrants to purchase 60,000 share of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on January 3, 2006.

                               On February 28, 2001, an individual purchased 10,000 shares of Series C preferred stock, which shares are presently convertible into 100,000 shares of common stock (subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). The individual was also granted Series C warrants to purchase 10,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on February 28, 2006.

                               On March 9, 2001, NextGen purchased 250,000 shares of Series C preferred stock, which shares are presently convertible into 2,500,000 shares of common stock (subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less

                                          The IXATA Group, Inc. and Subsidiaries
                             (formerly SecurFone America, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

================================================================================

(a)   Issuance of              than the conversion price of the Series C
      Preferred                preferred stock, stock splits, stock dividends,
      Stock, cont'd            recapitalization and similar events). NextGen
                               was also granted Series C warrants to purchase
                               250,000 shares of Series C preferred stock.
                               These Series C warrants are exercisable at a price of $1.00 per share and expire on March 9, 2006.

(b)   Stock                    On January 4, 2001, the Company issued 500,000
      issuance                 shares of its unregistered common stock to the
                               law firm of Kohrman Jackson & Krantz, P.L.L., which provides legal services to the Company, in settlement of a $50,000 payable for legal fees.