Form 10QSB
period 2001-03-31
IXATA GROUP INC
filed 2001-05-21
CIK 929425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001.

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                       Commission file number: 33-83526


                             The IXATA Group, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


       Delaware                                          95-4453386
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


              8989 Rio San Diego Drive, #160, San Diego, CA 92108
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


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

Transition Small Business Disclosure Format (check one):

  Yes   [_]  No  [X]

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
--------------------------------------------------------------------------------


                               Table of Contents

Item                                                                        Page
----                                                                        ----
Part I  -- Financial Information                                               1
  Item 1.  Financial Statements.                                               1
  Item 2.  Management's Discussion and Analysis or Plan of Operations.        12
  Introduction                                                                12
  Overview                                                                    12
  Results of Operations                                                       12
  Liquidity and Capital Resources                                             13
  Forward-Looking Statements                                                  14
Part II -- Other Information                                                  16
  Item 1.  Legal Proceedings.                                                 16
  Item 2.  Changes in Securities and Use of Proceeds.                         16
  Item 3.  Defaults Upon Senior Securities.                                   16
  Item 4.  Submission of Matters to a Vote of Security Holders.               16
  Item 5.  Other Information.                                                 16
  Item 6.  Exhibits and Reports on Form 8-K.                                  16


--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
--------------------------------------------------------------------------------

                        Part I -- Financial Information

Item 1.  Financial Statements.

     Condensed Consolidated Balance Sheets.......................     2-3

     Condensed Consolidated Statements of Operations.............       4

     Condensed Consolidated Statements of Cash Flows.............     5-6

     Notes to Condensed Consolidated Financial Statements........    7-11

--------------------------------------------------------------------------------

              The IXATA GROUP, Inc. and Subsidiaries
        (formerly SecurFone America, Inc. and Subsidiaries)
               Condensed Consolidated Balance Sheets

=============================================================================================================
 March 31,                                                                         2001                 2000
-------------------------------------------------------------------------------------------------------------
 Assets

 Current Assets
     Cash                                                                     $  19,820          $   371,295
     Marketable equity security                                                       -              180,000
     Accounts receivable                                                         98,258              165,712
     Prepaid assets                                                                   -                5,137
-------------------------------------------------------------------------------------------------------------
 Total current assets                                                           118,078              722,144

 Fixed Assets - Net                                                             179,810               71,557

 Goodwill - Net                                                                       -            5,699,133

 Other Assets - Net                                                               5,833                9,058
-------------------------------------------------------------------------------------------------------------
                                                                              $ 303,721          $ 6,501,892
=============================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    The IXATA GROUP, Inc. and Subsidiaries
              (formerly SecurFone America, Inc. and Subsidiaries)
                   Condensed Consolidated Balance Sheets

======================================================================================================================
 March 31,                                                                                   2001                2000
----------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity (Deficit)

 Current Liabilities
     Notes payable (Note 3)                                                                74,365             625,293
     Current portion of capitalized lease                                                  99,814              99,814
     Accounts payable and accrued expenses                                                154,982             284,034
     Related party payables (Note 5)                                                      248,308             339,056
     Accrued payroll and related taxes                                                     47,264             302,022
     Accrued interest                                                                       7,954             292,158
     Deferred revenue                                                                     272,585             102,519
----------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                905,272           2,044,896

 Long-Term Debt                                                                         1,108,765           1,440,450
----------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                                      2,014,037           3,485,346

 Commitments and Contingencies

 Stockholders' Equity (Deficit)
     Preferred stock; 10,000,000 shares authorized; 1,495,461
       and 0 shares issued and outstanding, respectively
       (liquidation preference of $1,540,325) (Note 4)                                      1,495                   -
     Common stock, $.001 par value; 100,000,000 shares
       authorized; 14,325,543 and 13,671,679 shares issued
       and outstanding, respectively                                                       14,326              13,672
     Stock subscriptions receivable                                                        (2,963)             (2,963)
     Additional paid-in capital (Note 4)                                               18,629,610          16,065,783
     Accumulated deficit                                                              (20,352,784)        (12,939,946)
     Accumulated other comprehensive loss:
       Unrealized holding loss on marketable securities                                         -            (120,000)
----------------------------------------------------------------------------------------------------------------------
 Total stockholders' equity (deficit)                                                  (1,710,316)          3,016,546
----------------------------------------------------------------------------------------------------------------------
                                                                                    $     303,721       $   6,501,892
======================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    The IXATA GROUP, Inc. and Subsidiaries
              (formerly SecurFone America, Inc. and Subsidiaries)
                Condensed Consolidated Statements of Operations

====================================================================================================================
 Quarters Ended March 31,                                                                2001                  2000
--------------------------------------------------------------------------------------------------------------------
 Revenues                                                                        $    192,086          $     82,270

 Operating Expenses
     Selling, general and administrative expenses
       (including non-cash stock-based compensation
       of $66,780 and $11,496 for 2001 and 2000,
       respectively) (Note 4)                                                         650,923             1,314,055
--------------------------------------------------------------------------------------------------------------------
 Loss from Operations                                                                (458,837)           (1,231,785)

 Other Income (Expense)
     Loss on issuance of stock for debt                                               (41,850)                    -
     Interest expense (Note 3)                                                        (11,332)              (74,171)
     Interest income                                                                        -                   909
--------------------------------------------------------------------------------------------------------------------
 Total Other Income (Expense)                                                         (53,182)              (73,262)
--------------------------------------------------------------------------------------------------------------------
 Net Loss                                                                        $   (512,019)         $ (1,305,047)
--------------------------------------------------------------------------------------------------------------------
 Net Loss Per Share (Basic):                                                     $      (0.04)         $      (0.11)
--------------------------------------------------------------------------------------------------------------------
 Weighted-Average Shares Outstanding                                               14,301,816            12,044,639
====================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              The IXATA GROUP, Inc. and Subsidiaries
        (formerly SecurFone America, Inc. and Subsidiaries)
          Condensed Consolidated Statements of Cash Flows

============================================================================================================
 Quarters Ended March 31,                                                          2001                2000
------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
     Net loss                                                                $ (512,019)       $ (1,305,047)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Depreciation and amortization                                             11,033             339,236
       Non-cash equity granted for services                                      66,780              11,496
       Net loss on stock issued for debt                                         41,850                   -
     Change in operating assets and liabilities
       Accounts receivable                                                       54,872              94,071
       Prepaid assets                                                                 -              (5,137)
       Accounts payable, accrued payroll and accrued
         expenses                                                               (10,824)             15,230
       Related party payables                                                   (26,579)            (30,444)
       Accrued interest                                                           6,949              62,921
       Deferred revenue                                                         (25,550)            (11,820)
------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                         (393,488)           (829,494)
------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
     Purchases of fixed assets                                                  (82,945)            (12,864)
------------------------------------------------------------------------------------------------------------

 Cash Flows From Financing Activities
     Proceeds from issuance of notes payable                                    318,509                   -
     Principal payments on notes payable                                       (103,000)             (2,000)
     Net proceeds from sale of preferred stock                                   30,000             889,508
------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                      245,509             887,508
------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash                                               (230,924)             45,150

 Cash at Beginning of Period                                                    250,744             326,145
------------------------------------------------------------------------------------------------------------
 Cash at End of Period                                                       $   19,820        $    371,295
============================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               The IXATA GROUP, Inc. and Subsidiaries
         (formerly SecurFone America, Inc. and Subsidiaries)
            Consolidated Statements of Cash Flows, Continued

================================================================================
 Quarters Ended March 31,                                     2001         2000
--------------------------------------------------------------------------------
 Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
       Interest                                            $ 3,155     $ 11,250
       Income taxes                                        $   800     $      -

 Noncash Investing and Financing Activities:

 During January 2001, the Company issued 450,000 shares of common stock with a fair value of approximately $41,850 to satisfy debt related to professional services. The fair value of the shares was calculated using the closing prices surrounding the issuance dates.

 During the first quarter of 2001, the Company granted stock options to purchase 365,000 shares of the Company's common stock. These stock options, in addition to options vesting in the first quarter of 2001 from earlier grants, were valued in accordance with SFAS 123 at $66,780. See Note 4.

 In March 2001, the Company converted $250,000 of note payable-related party into 250,000 shares of preferred stock. See Note 3.

================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    The IXATA Group, Inc. and Subsidiaries
              (formerly SecurFone America, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

 Note 1.  Basis of Presentation

 The accompanying condensed consolidated financial statements of The IXATA Group, Inc. and subsidiaries (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 16, 2001 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001 or any future period, and the Company makes no representations related thereto.

 The accompanying condensed consolidated financial statements as of March 31, 2001 and 2000 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $787,194 as of March 31, 2001 and incurred a net loss of $512,019 for the three months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, management's plan is to continue their relationship with the financing source as discussed in the most recent Annual Report. There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

 Certain reclassifications have been made to the prior period financial statements to conform to the current period presentations. These reclassifications had no effect on reported total assets or net loss.

                    The IXATA Group, Inc. and Subsidiaries
              (formerly SecurFone America, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------


 Note 2. Abbreviated Summary of Significant Accounting Policies

 A summary of the Company's significant accounting policies applied consistently in the preparation of the accompanying condensed consolidated financial statements follows.

 (a) Development stage operations and current business

 During 1999, the Company was primarily devoted to developing its databases, software and customer base. On November 11, 2000, the Company commenced principal operations and began generating significant revenues. Accordingly, management no longer considers the Company to be in the development stage. The Company's principal operations are to provide internet based electronic commerce services in the travel market for creative solutions for creating, receiving and managing preferred lodging programs.

 (b) New accounting principles

 Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments. The Company has not in the past, nor does it anticipate that it will, engage in transactions involving derivative instruments which will impact the consolidated financial statements.

 In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is in compliance with this standard.

 In April 2000 the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," which provides guidance on accounting for certain stock option transactions, including an exchange of stock compensation awards in a business combination, stock option repricings, and other equity arrangements. The adoption of this interpretation did not have a material effect on the consolidated financial statements.

                    The IXATA Group, Inc. and Subsidiaries
              (formerly SecurFone America, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

 3.  Notes Payable - Short-Term

 Notes payable - short-term consisted of the following:

 March 31,                                                               2001            2000
 ---------------------------------------------------------------------------------------------
 Notes Payable to NextGen Capital.  Advances to the
  Company against the March and June traunches of the
  Series C preferred stock offering.  Notes are intended
  to be converted into Series C preferred shares.                      $70,000        $      -
  Interest charged on advances at 10% per annum.

 Account payable - vendor converted to a note on June 21,
  1999; interest at 8% per annum; payable in monthly
  $2,000 installments of principal and interest beginning
  July 1, 1999.                                                          4,365           8,365

 Note payable - limited partnership; interest at 15% per
  annum.  This note was settled during 2000.                                 -         300,000

 Unsecured note payable; interest at 10% per annum.  This
  note was settled during 2000.                                              -         130,000

 Unsecured note payable to an unrelated party for
  advances made to the Company; interest at 10% per
  annum.  This note was settled during 2000.                                 -         130,000

 Note payable for a settlement with the Company's former
  CEO to resolve all outstanding Company obligations
  related to his employment; interest at 12% per annum.
  This note was settled during 2000.                                         -          50,000

 Unsecured note payable to a vendor under an agreement
  dated October 1997; interest at 6% per annum. This note
  was settled during 2000.                                                   -           6,928
 ---------------------------------------------------------------------------------------------
                                                                       $74,365        $625,293
 =============================================================================================

                    The IXATA Group, Inc. and Subsidiaries
              (formerly SecurFone America, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
 4.  Stockholders' Equity

 Preferred stock

 On January 3, 2001, individuals purchased 60,000 shares of Series C Preferred Stock, which shares are presently convertible into 600,000 shares of common stock (subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). The individuals were also granted Series C warrants to purchase 60,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on January 3, 2006. 40,000 of the shares were issued to satisfy a $40,000 debt to a related party. The fair value of the shares at that date was $40,000.

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

 On March 9, 2001, NextGen Fund II, L.L.C. purchased 150,000 shares of Series C preferred stock and NextGen SBS Fund II, L.L.C. purchased 100,000 shares of Series C preferred stock for a combined total of 250,000 shares of Series C preferred stock, which shares are presently convertible into 2,500,000 shares of common stock (subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). NextGen was also granted Series C warrants to purchase 250,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on March 9, 2006.

 Stock options

 During January through March 2001, the Company granted 365,000 vesting stock options to employees under the expanded 1997 Employees Non-Qualified Stock Option Plan. Compensation expense of $66,780 was recorded in accordance with Statement of Financial Accounting Standards No. 123 as of March 31, 2001. During January through March 2000, the Company granted 127,000 vesting stock options to employees, officers and directors under the 1997 Employees Non-Qualified Stock Option Plan. Compensation expense for these options was $11,496 as of March 31, 2000.

                    The IXATA Group, Inc. and Subsidiaries
              (formerly SecurFone America, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
 5.  Related Parties

 The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

 The Company has employment agreements with officers and directors that contain compensation arrangements based on the achievement of certain Company goals established by the Board of Directors. Long-term notes payable due to former officers and directors of the Company was approximately $413,000 at March 31, 2001. The balance due former officers and directors was carried as a current payable, accrued salaries, at March 31, 2000 with a balance of $255,839.

 The Company had maintained a management and services agreement with a company that is owned and controlled by stockholders with significant ownership of the Company. Related expenses for the first quarter of 2001 were $21,500. Related payables were approximately $273,000 at March 31, 2001. The management services agreement was largely terminated in June 2000 except for network and internet services. The remainder of the contract was terminated February 2001 when the Company purchased and began operating on independent server equipment.

 The Company formerly had consulting contracts with members of its Board of Directors. Related expenses were $0 and $37,000 for the first quarter 2001 and 2000, respectively. Related payables were approximately $175,000 at March 31, 2001.

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Introduction

The following describes certain factors that produced changes in the results of operations of The IXATA Group, Inc. (the "Company") during the quarter ended March 31, 2001 and as compared with the quarter ended March 31, 2000 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

Certain matters discussed in this Quarterly Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "Forward-Looking Statements."

Overview

The Company was organized to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998 the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999 the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing IXATA, Inc., a company whose business thrust was in line with the new strategy.

Upon closing the IXATA, Inc. acquisition, the Company established itself as a provider of internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. IXATA, Inc.'s principal service, RFP Express, integrates a user-friendly, internet-based interface with a sophisticated data-warehousing system and fax technology to deliver automated solutions for creating, sending, receiving and managing preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds of, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly internet access to a sophisticated data warehousing system, RFP Express provides dramatic cost savings to users.

On November 11, 2000, the Company commenced principal operations and began generating significant revenues. Accordingly, management no longer considers the Company to be in the development stage. The Company's principal operations are to provide internet-based electronic commerce services in the travel market for creative solutions for creating, receiving and managing preferred lodging programs. Although the market reaction to the Company's service has been positive, there can be no assurance that the Company will be able to obtain profitiability.

Results of Operations

Revenues

Revenues are from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. The subscription portion continues to generate recognizable revenue in the period after the sale. The subscription portion of revenues from the increased sales in

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
--------------------------------------------------------------------------------

2000 plus new sales in the first quarter of 2001 combined with transaction revenues during the first quarter 2001 to increase sales to $192,086, more than double the $82,270 for the same period in 2000.

Operating Expenses

Selling, general and administrative expenses (SG&A) were $650,923 for the quarter ended March 31, 2001 as compared to $1,314,055 for the quarter ended March 31, 2000. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $126,098 during the first quarter 2001 to $397,732 from $523,830 during the first quarter 2000.
This decrease is attributed to cost control measures instituted by new management which included staff reductions through attrition during the last six months of 2000 and layoffs as the Company entered its slow season in January 2001. The second largest component of SG&A expense had been amortization of goodwill. Goodwill created by the acquisition of IXATA, Inc. in 1999 was deemed to be impaired in June 2000. As a result of the impairment, the unamortized balance of goodwill was written off and a loss recognized in June 2000. This change accounts for a reduction in SG&A expense of $335,243 for the first quarter 2001 from the first quarter 2000. Travel and entertainment expense decreased $116,812 during the first quarter 2001 from the first quarter 2000. The first quarter 2001 reflects both a change in the Company's sales philosophy and reduced sales and executive staff travel. Expense for consultants and outside labor decreased $63,207 during the first quarter 2001 from the first quarter 2000. In the first quarter of 2001 the majority of consulting expense related to acquiring and maintaining the Company's new independent server equipment. During the first quarter 2000 the Company still maintained certain contracts with consultants though consulting expense declined steadily during 2000 as the Company filled fulltime employee positions. The preceding factors combine to account for $641,360 of the $663,132 decrease in SG&A expense during the first quarter 2001 from the first quarter 2000.

Interest expense decreased $62,839 to $11,332 in the first three months of 2001 from $74,171 in the first three months of 2000 due to restructuring the Company's obligations. This restructuring was completed as a condition to the financing transaction with NextGen Capital in December 2000. The nature of the restructuring fell under the accounting treatment for troubled debt restructuring and as such all future interest payable on the restructured notes was recognized in December 2000 and included in the principal amount of the note. Thus, in the first quarter 2001 and for all future periods until these notes are paid, no interest will be accrued for these restructured long-term obligations. Some short and long-term notes remain and interest will be accrued on these until the balances are paid in full.

The net loss in the first quarter of 2001 decreased to $512,019 from $1,305,047 in 2000. This net improvement of $793,028 in the first quarter 2001 from the first quarter 2000 is the result of both increased revenues and decreased operating expenses. This change is attributable to aggressive cost reduction efforts while maintaining sales growth targets.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $160,000 in the first quarter 2001, from $1,839,000 at December 31, 2000 to $1,999,000 at March 31, 2001.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its products, service platform and supporting networks. The Company expected that such losses would continue to increase as the Company focused on the development and expansion of product offerings and its customer base as cash provided by operations would not be sufficient to fund the expansion. The Company had working capital deficits of $787,194 and $1,322,752 as of March 31, 2001 and 2000, respectively, and incurred net losses of

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
--------------------------------------------------------------------------------

$512,019 and $1,305,047 for 2001 and 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To address its financing needs, on September 8, 2000, the Company entered into a letter of intent with NextGen Capital, LLC for an equity investment by NextGen in the Company. NextGen is a Virginia-based firm that manages two venture capital funds specializing in high-technology and internet-related investments. The financing was consummated on December 5, 2000. As of March 31, 2001, the Company had issued 1,495,461 shares of its newly-authorized Series C preferred stock, and warrants to purchase an additional 1,460,000 shares of preferred stock to NextGen Fund II, LLC, NextGen SBS Fund II, LLC, Michael W. Wynne, the Company's Chief Executive Officer and Chairman, and additional investors for a total of $1,710,000. In addition, upon the completion of defined performance milestones by the Company, NextGen agreed to purchase additional preferred shares and warrants. The Company reached the first defined performance milestone in March 2001 at which time NextGen purchased the second round of preferred shares and warrants. NextGen has agreed to invest another $500,000 in the Company should additional targeted performance milestones be reached in June 2001.

As of March 31, 2001, the Company had cash and cash equivalents of $19,820 as compared to $371,295 as of March 31, 2000. This decrease is attributable to cash used to pay off the Company's $100,000 line of credit and a $75,000 investment in computers and equipment to support the new independent server room in addition to cash used to support operations. The Company had accounts receivable totaling $98,258 at March 31, 2001 as compared with $165,712 at March 31, 2000. The decrease in accounts receivable reflects the effect of Y2K during 2000 where Company programs were delayed until after December 31, 1999 when the Y2K threat was minimal. Net cash used by operating activities was $393,488 for the first quarter 2001 compared to $829,494 for the first quarter 2000. Net cash used by investing activities for the first quarter 2001 was $82,945 for the purchase of fixed assets as compared with $12,864 for the first quarter 2000. Net cash provided by financing activities for the first quarter 2001 totaled $245,509 compared to $887,508 during the first quarter 2000. Cash infusions for the first quarter 2001 and the remainder of the year will reflect a series of fundings from NextGen Capital and certain related investors based on pre-determined milestones related to sales and cost targets.

Seasonality

Sales of the Company's RFP Express(SM) products and services are generally seasonal in nature. Most of the RFP processing transactions and related billable activities occur in the third and fourth quarter. While the Company is pursuing new services, which may reduce the revenue volatility of the Company's business, there can be no assurance when revenues from such services will be realized.

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

 .    The Company will require additional capital, which it may not be able to obtain.

 .    The continued losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern.

 .    The Company's failure to protect or maintain its intellectual property rights could place it at a competitive disadvantage and result in loss of revenue and higher expenses.

 .    The Company's business prospects depend on demand for and market acceptance of the Internet.

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
--------------------------------------------------------------------------------

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

 .    The Company's executive officers, directors, and parties related to them, in the aggregate, control 83% of the Company's voting Stock and may have the ability to control matters requiring stockholder approval.

 .    The Company's common stock may be delisted from the Nasdaq Over-the-Counter
     Bulletin Board Service if the Company fails to make required filing with the Securities and Exchange Commission.

These and other risks described in the Company's most recent Annual Report must be considered by any investor or potential investor in the Company.

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
--------------------------------------------------------------------------------

                         Part II -- Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

On December 5, 2000, the Company entered into the Series C Convertible Preferred Stock and Series C Convertible Preferred Stock Warrant Purchase Agreement. Pursuant to the stock purchase agreement, on January 3, 2001, private investors purchased 60,000 shares of Series C preferred stock, on February 28, 2001, a private investor purchased 10,000 shares of preferred stock, and on March 9, 2001, NextGen purchased 250,000 shares of preferred stock. Each share of preferred stock is presently convertible into ten shares of common stock (subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock (presently $0.10), stock splits, stock dividends, recapitalization and similar events). Each investor was also granted Series C preferred warrants to purchase an equal number of Series C shares. These Series C warrants are exercisable at a price of $1.00 per share and expire five years from the date of issuance. The Company believes this issuance to be exempt under (S) 4(2) and Rule 506 of the Securities Act.

On January 4, 2001, the Company issued 500,000 shares of unregistered common stock to the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company, in settlement of a $50,000 payable for legal fees. The Company believes the issuance of this stock to be exempt from registration under
(S) 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

No defaults upon senior securities occurred during the first quarter of 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders in the first quarter of 2001.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

None.

--------------------------------------------------------------------------------

                             The IXATA Group, Inc.
                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended March 31, 2001
--------------------------------------------------------------------------------

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                The IXATA Group, Inc.


Date: May 18, 2001              /s/ Michael W. Wynne
                                -------------------------
                             By Michael W. Wynne, Chief Executive Officer


Date: May 18, 2001              /s/ Robert D. Cuthbertson
                                -------------------------
                             By Robert D. Cuthbertson, Chief Financial Officer

--------------------------------------------------------------------------------