Form 10QSB
period 2001-06-30
IXATA GROUP INC
filed 2001-08-14
CIK 929425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)


[X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
   1934 For the quarterly period ended June 30, 2001.

[_]Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                       Commission file number: 33-83526


                               RFP Express Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



           Delaware                                   95-4453386
------------------------------------     ---------------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)



             8989 Rio San Diego Drive, #160, San Diego, CA  92108
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                 619-400-8800
            -------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)



                             The IXATA Group, Inc.
            -------------------------------------------------------
                                 (Former Name)


Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X  No ___
      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 14,325,543 (as of July 31, 2001)
--------------------------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

  Yes ___ No  X
             ---

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
              For the Six Months and Quarter Ended June 30, 2001
--------------------------------------------------------------------------------

                               Table of Contents

Item                                                                     Page
----                                                                     ----
Part I -- Financial Information                                             1
  Item 1. Financial Statements.                                             1
  Item 2. Management's Discussion and Analysis or Plan of Operations.      12
  Introduction                                                             12
  Overview                                                                 12
  Results of Operations                                                    13
  Liquidity and Capital Resources                                          15
  Seasonality                                                              16
  Forward-Looking Statements                                               16
Part II -- Other Information                                               18
  Item 1. Legal Proceedings.                                               18
  Item 2. Changes in Securities and Use of Proceeds.                       18
  Item 3. Defaults Upon Senior Securities.                                 18
  Item 4. Submission of Matters to a Vote of Security Holders.             18
  Item 5. Other Information.                                               18
  Item 6. Exhibits and Reports on Form 8-K.                                18

    -----------------------------------------------------------------------
                                       i

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on From 10-QSB
              For the Six Months and Quarter Ended June 30, 2001
--------------------------------------------------------------------------------


                        Part I -- Financial Information


Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets...........................  2-3

         Condensed Consolidated Statements of Operations.................    4

         Condensed Consolidated Statements of Cash Flows.................  5-6

         Notes to Condensed Consolidated Financial Statements............ 7-11

--------------------------------------------------------------------------------

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                     Condensed Consolidated Balance Sheets

================================================================================

 June 30,                                               2001                2000
--------------------------------------------------------------------------------

 Assets

 Current Assets
   Cash                                            $  16,703           $  40,427
   Marketable equity security                              -              90,000
   Accounts receivable                               250,583             185,583
--------------------------------------------------------------------------------

 Total current assets                                267,286             316,010

 Fixed Assets - Net                                  164,119             101,690

 Other Assets - Net                                    5,332               8,558
--------------------------------------------------------------------------------

                                                   $ 436,737           $ 426,258

================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                     Condensed Consolidated Balance Sheets

==========================================================================================================================

 June 30,                                                                                       2001                  2000
--------------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Deficit

 Current Liabilities
     Notes payable (Note 3)                                                             $      2,365          $    867,365
     Current portion of capitalized lease obligation                                          99,814                99,814
     Accounts payable and accrued expenses                                                   112,410               449,218
     Related party payables (Note 5)                                                         253,998               439,076
     Accrued payroll and related taxes                                                        58,645               312,945
     Accrued interest                                                                         13,347               363,328
     Deferred revenue                                                                        457,655               244,417
--------------------------------------------------------------------------------------------------------------------------

 Total current liabilities                                                                   998,234             2,776,163

 Long-Term Debt (Note 5)                                                                   1,108,765             1,440,450
--------------------------------------------------------------------------------------------------------------------------

 Total liabilities                                                                         2,106,999             4,216,613

 Commitments and Contingencies

 Stockholders' Deficit
     Preferred stock, 10,000,000 shares authorized; 1,995,461 and no shares issued and outstanding in 2001 and 2000, respectively (liquidation
       preference of $2,055,325) (Note 4)                                                      1,995                     -
     Common stock, $.001 par value; 100,000,000 shares
       authorized; 14,325,543 and 13,791,679 shares issued
       and outstanding in 2001 and 2000, respectively                                         14,326                13,792
     Stock subscriptions receivable                                                           (2,963)               (2,963)
     Additional paid-in capital (Note 4)                                                  19,110,841            16,083,465
     Accumulated deficit                                                                 (20,794,461)          (19,674,649)
     Accumulated other comprehensive loss:
       Unrealized holding loss on marketable securities                                            -              (210,000)
--------------------------------------------------------------------------------------------------------------------------

 Total stockholders' deficit                                                              (1,670,262)           (3,790,355)
--------------------------------------------------------------------------------------------------------------------------

                                                                                        $    436,737          $    426,258
==========================================================================================================================

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                Condensed Consolidated Statements of Operations

====================================================================================================================================
                                                     Three Months Ended    Six Months Ended    Three Months Ended   Six Months Ended
                                                       June 30, 2001         June 30, 2001       June 30, 2000       June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
 Revenues                                             $       209,625      $        401,711    $        52,420      $       134,690

 Operating Expenses
  Selling, general and administrative expenses                643,660             1,243,356          1,275,511            2,589,566
  Non cash stock-based compensation (Note 4)                    2,250                53,477             53,671               65,167
------------------------------------------------------------------------------------------------------------------------------------
  Total selling, general and administrative expenses          645,910             1,296,833          1,329,182            2,654,733

  Loss on impairment of goodwill                                    -                     -          5,363,889            5,363,889
------------------------------------------------------------------------------------------------------------------------------------
 Loss from Operations                                        (436,285)             (895,122)        (6,640,651)          (7,883,932)

 Other Income (Expense)
  Loss on issuance of stock for debt                                -               (41,850)                 -                    -
  Interest expense                                             (5,392)              (16,724)           (82,556)            (156,727)
  Interest income                                                   -                     -                  -                  909
------------------------------------------------------------------------------------------------------------------------------------
 Total Other Income (Expense)                                  (5,392)              (58,574)           (82,556)            (155,818)
------------------------------------------------------------------------------------------------------------------------------------
 Net Loss                                             $      (441,677)     $       (953,696)   $    (6,723,207)     $    (8,039,750)
------------------------------------------------------------------------------------------------------------------------------------
 Net Loss Per Share (Basic):                          $         (0.03)     $          (0.07)   $         (0.53)     $         (0.64)
------------------------------------------------------------------------------------------------------------------------------------
 Weighted-Average Shares Outstanding                       14,313,745            14,313,745         12,611,015           12,611,015
====================================================================================================================================

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                Condensed Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended      Six Months Ended
                                                                               June 30, 2001          June 30, 2000
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                                    $   (953,696)         $   (8,039,750)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Loss on impairment of goodwill                                                        -               5,363,889
   Depreciation and amortization                                                    20,521                 678,973
   Non-cash equity granted for services                                             53,477                  65,167
   Net loss on stock issued for debt                                                41,850                       -
  Change in operating assets and liabilities:
   Accounts receivable                                                             (97,453)                 74,200
   Prepaid assets                                                                        -                       -
   Accounts payable, accrued payroll and accrued
     expenses                                                                      (35,311)                142,755
   Related party payables                                                          (20,889)                 69,576
   Accrued interest                                                                 12,342                 134,091
   Deferred revenue                                                                159,520                 130,078
---------------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                            (819,639)             (1,381,021)
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Purchases of fixed assets                                                        (82,945)                (46,990)
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from issuance of notes payable                                          748,509                 250,000
  Principal payments on notes payable                                             (109,966)                 (8,000)
  Net proceeds from sale of stock                                                   30,000                 900,293
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          668,543               1,142,293
---------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                              (234,041)               (285,718)

Cash at Beginning of Period                                                        250,744                 326,145
---------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                         $     16,703          $       40,427
=====================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
          Condensed Consolidated Statements of Cash Flows, Continued

===============================================================================================================
                                                                 Six Months Ended            Six Months Ended
                                                                   June 30, 2001              June 30, 2000
---------------------------------------------------------------------------------------------------------------
 Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
       Interest                                                          $    9,349          $    22,500
       Income taxes                                                      $    4,082          $         -

Noncash Investing and Financing Activities:

During January 2001, the Company issued 450,000 shares of common stock with a fair value of approximately $41,850 to satisfy debt related to professional services. The fair value of the shares was calculated using the closing prices surrounding the issuance dates.

During January 2001, the Company issued 40,000 shares of Series C preferred stock with a stated value of $40,000 to satisfy a debt with the Company's CEO for services and equipment purchases.

During the first six months of 2001, the Company granted stock options to purchase 738,500 shares of the Company's common stock to employees. These stock options, in addition to options vesting in the first six months of 2001 from earlier grants, were valued in accordance with SFAS 123 at $53,477. See Note 4.

In March 2001, the Company converted $250,000 of notes payable-related party into 250,000 shares of preferred stock. See Note 4.

In April and June of 2001, assets that had been on the Company books were written off at net book value. The assets had been retained by Tel.n.Form interactive and the net value of the assets was offset against an accounts payable balance that was owed to Tel.n.Form. The remaining payable was paid in full in June.

In June 2001, the Company converted $500,000 of notes payable-related party into 500,000 shares of preferred stock. See Note 4.

================================================================================
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 1.  Basis of Presentation


The accompanying condensed consolidated financial statements of RFP Express, Inc. and Subsidiaries (the "Company") (formerly The IXATA Group, Inc. and Subsidiaries) include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 16, 2001 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of June 30, 2001 and 2000 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $730,948 as of June 30, 2001 and incurred a net loss of $953,696 for the six months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To meet both current and contractual commitments and business growth objectives, the Company will require additional financing.

To address its financing needs, on September 8, 2000, the Company entered into a letter of intent with NextGen Capital, L.L.C. for an equity investment by NextGen in the Company. NextGen is a Virginia-based firm that manages two venture capital funds specializing in high-technology and internet-related investments. The financing was consummated on December 5, 2000. In addition, upon the completion of defined performance milestones by the Company, NextGen agreed to purchase additional preferred shares and warrants. The Company reached the first defined performance milestone in March 2001 at which time NextGen purchased the second round of preferred shares and warrants. The June targeted milestones were also met and NextGen invested the final third round of preferred shares and warrants June 15, 2001. After all additions, the Company had issued 1,995,461 Series C preferred shares as of June 30, 2001 and warrants to purchase an additional 1,960,000 shares of preferred to NextGen Fund II, L.L.C., NextGen SBS Fund II, L.L.C., and additional investors for a total of $2,210,000.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

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


Note 3. Notes Payable

Notes payable consisted of the following:

June 30,                                                                 2001             2000
----------------------------------------------------------------------------------------------
Account payable - vendor converted to a note on June 21,
 1999; interest at 8% per annum; payable in monthly
 $2,000 installments of principal and interest beginning
 July 1, 1999.                                                        $ 2,365        $   7,365

Unsecured note payable to NextGen Capital for advances
 made to the Company.                                                       -          250,000

Note payable - limited partnership; interest at 15% per                     -          300,000
 annum.  This note was settled during 2000.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Unsecured note payable; interest at 10% per annum.  This
 note was settled during 2000.                                              -         130,000

Unsecured note payable to an unrelated party for
 advances made to the Company; interest at 10% per
 annum.  This note was settled during 2000.                                 -         130,000


Note payable for a settlement with the Company's former
 CEO to resolve all outstanding Company obligations
 related to his employment; interest at 12% per annum.
 This note was settled during 2000.                                         -          50,000

---------------------------------------------------------------------------------------------
                                                                     $  2,365      $  867,365
=============================================================================================


Note 4.  Shareholders' Equity

Preferred stock

On January 3, 2001, individuals purchased 60,000 shares of Series C preferred stock, which shares are presently convertible into 600,000 shares of common stock (subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). The individuals were also granted Series C warrants to purchase 60,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on January 3, 2006. In addition, on January 3, 2001, 40,000 shares of Series C preferred stock and warrants to purchase an additional 40,000 shares of preferred stock were issued to satisfy a $40,000 debt to a related party. The fair value of the shares at that date was $40,000.

On February 28, 2001, an individual purchased 10,000 shares of Series C preferred stock, which shares are presently convertible into 100,000 shares of common stock (subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). The individual was also granted Series C warrants to purchase 10,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on February 28, 2006.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

On March 9, 2001, NextGen Fund II, L.L.C. purchased 150,000 shares of Series C preferred stock and NextGen SBS Fund II, L.L.C. purchased 100,000 shares of Series C preferred stock for a combined total of 250,000 shares of Series C preferred stock, which shares are presently convertible into 2,500,000 shares of common stock (subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). NextGen was also granted Series C warrants to purchase 250,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on March 9, 2006.

On June 16, 2001, NextGen Fund II, L.L.C. purchased 300,000 shares of Series C preferred stock and NextGen SBS Fund II, L.L.C. purchased 200,000 shares of Series C preferred stock for a combined total of 500,000 shares of Series C preferred stock, which shares are presently convertible into 5,000,000 shares of common stock (subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). NextGen was also granted Series C warrants to purchase 500,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on June 16, 2006.


Stock options

During January through June 2001 and January through June 2000, respectively, the Company granted 738,500 and 1,057,000 vesting stock options to employees under the expanded 1997 Employees Non-Qualified Stock Option Plan. Compensation expense of $53,477 and $65,176 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the six months ended June 30, 2001 and 2000, respectively.


During the second quarter 2001 and the second quarter 2000, respectively the Company granted 373,500 and 944,800 vesting stock options to employees under the expanded 1997 Employees Non-Qualified Stock Option Plan. Compensation expense of $2,250 and $53,671 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the second quarter ended June 30, 2001 and 2000, respectively

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended June 30, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 5.  Related Parties


Classified as Related Party Payables
------------------------------------
The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters. The Company had outstanding payables of $83,998 to Kohrman Jackson & Krantz P.L.L. as of June 30, 2001. In addition, the Company formerly had consulting contracts with members of its Board of Directors. Related expenses were $0 and $76,000 for the first six months of 2001 and 2000, respectively. Related payables were $170,000 and $0 at June 30, 2001 and 2000, respectively.

Classified as Long-Term Debt
----------------------------
At June 30, 2000 the Company had long-term notes payable due to former officers and directors of the Company of $424,808 including accrued interest payable of $11,676. A liability of $304,458 due to former officers and directors was reported as a current payable, accrued payroll and related taxes, at June 30, 2000.

The Company had maintained a management and services agreement with a company that is owned and controlled by stockholders with significant ownership of the Company. Related long-term notes payable for services under this agreement were approximately $273,000 and $10,000 at June 30, 2001 and June 30, 2000,
respectively. Related expenses for the first six months of 2001 were $27,039. The management and services agreement was largely terminated in June 2000, except for network and internet services. The remainder of the contract was terminated in February 2001 when the Company purchased and began operating on independent server equipment.

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
              For the Six Months and Quarter Ended June 30, 2001
--------------------------------------------------------------------------------

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Introduction

The following describes certain factors that produced changes in the results of operations of RFP Express, Inc. (the "Company") (formerly The IXATA Group, Inc. and Subsidiaries) during the quarter and six months ended June 30, 2001 and as compared with the quarter and six months ended June 30, 2000 as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

Upon closing the IXATA, Inc. acquisition, the Company established itself as a provider of internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. IXATA, Inc.'s principal service, RFP Express, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system and fax technology to deliver automated solutions for creating, sending, receiving and managing preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds and in some cases thousands of properties worldwide. By automating the users' RFP process, and also providing user-friendly internet access to a sophisticated data warehousing system, RFP Express provides dramatic cost savings to users.

On November 11, 2000, the Company commenced principal operations and began generating significant revenues. Accordingly, management no longer considers the Company to be in the development stage. The Company's principal operations are to provide internet based electronic commerce services in the travel market for creative solutions for creating, receiving and managing preferred lodging programs. Although the market reaction to the Company's service has been positive, there can be no assurance that the Company will be able to attain profitability.

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
              For the Six Months and Quarter Ended June 30, 2001
--------------------------------------------------------------------------------

Results of Operations

The First Six Months of 2001 as Compared to the First Six Months of 2000
------------------------------------------------------------------------

Revenues

Revenues are from two components: subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. Sales in 2001 tripled over sales in 2000. The subscription component continues to generate recognizable revenue in the periods after the initial sale. Transaction revenues were greater in the first six months of 2001 than the first six months of 2000, at $70,452 and $35,712 respectively. The subscription component of revenues was also greater in the first six months of 2001 than the first six months of 2000, at $315,238 and $94,821, respectively. The subscription component of revenues combines with transaction revenues during the first six months of 2001 plus revenues from minor ancillary services to increase total revenues to $401,711, almost triple the $134,690 recorded for the same period in 2000. This increase is attributable the Company achieving sales targets that were greater during the first six months of 2001 than the first six months of 2000 and the residual effects of subscription revenues from the busiest season of the year, the third and fourth quarters of 2000.

Operating Expenses

Selling, general and administrative expenses ("SG&A") were $1,296,833 for the six months ended June 30, 2001 as compared to $2,654,733 for the six months ended June 30, 2000, a 51% reduction. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $190,268 during the first six months of 2001 to $794,233 from $984,501 during the first six months of 2000. This decrease is attributed to cost control measures instituted by new management which included staff reductions through attrition during 2000 and layoffs as the Company entered its slow season in January 2001. The second largest component of SG&A expense had been amortization of goodwill. Goodwill created by the acquisition of IXATA, Inc. in 1999 was deemed to be impaired in June 2000. As a result of the impairment, the unamortized balance of goodwill was written off and a loss of $5,363,889 was recognized in June 2000. This change accounts for a reduction in SG&A expense of $670,486 for amortization of goodwill for the first six months of 2001 from the first six months of 2000. Travel and entertainment expense decreased $169,346 during the six months ended June 30, 2001 from the six months ended June 30, 2000. Travel and entertainment expense during the six months ended June 30, 2001 reflects both a change in the Company's sales philosophy and reduced sales and executive personnel travel. Expense for consultants and outside labor decreased $162,470 during the six months ended June 30, 2001 from the six months ended June 30, 2000. In the first six months of 2001, consulting expense related to acquiring and maintaining the Company's new independent server equipment, and paying certain expenses of the CEO and a marketing consultant hired in April 2001. During the six months ending June 30, 2000, the Company still maintained certain contracts with consultants though consulting expense declined steadily during 2000 as the Company filled related fulltime employee positions. The preceding factors combine to account for $1,192,570 of the $1,357,900 decrease in SG&A expense during the six months ended June 30, 2001 from the six months ended June 30, 2000.

Interest expense decreased $140,003 to $16,724 in the first six months of 2001 from $156,727 in the first six months of 2000 due to restructuring the Company's debt obligations. This restructuring was completed as a condition to the financing transaction with NextGen Capital in December 2000. The nature of the restructuring fell under the accounting treatment for troubled debt restructuring and, as such, all future interest payable on the restructured notes was recognized in December 2000 and included in the principal amount of the note. Thus, in the six months ended June 30, 2001 and for all future periods until these notes are paid, no interest will be recorded for these restructured long-term obligations. Some short and long-term notes remain and interest will be recorded on these until the balances are paid in full.

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
              For the Six Months and Quarter Ended June 30, 2001
--------------------------------------------------------------------------------

The net loss in the first six months of 2001 decreased to $953,696 from $8,039,750 in 2000. This net improvement of $7,086,054 in the first six months of 2001 from the first six months of 2000 is the result of two factors. First, a one-time $5,363,889 loss on impairment of goodwill was charged to expense in June 2000. Second, the six months ended June 30, 2001 reflects both increased revenues and decreased operating expenses as compared to the six months ended June 30, 2000. This change is attributable to aggressive cost reduction efforts while maintaining sales growth targets.

The Quarter Ended June 30, 2001 as Compared to the Quarter Ended June 30, 2000
------------------------------------------------------------------------------

Revenues

Revenues are from two components: subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. Sales in the second quarter of 2001 quadrupled over sales in 2000. The subscription component continues to generate recognizable revenue in the periods after the initial sale. Transaction revenues were greater in the second quarter of 2001 than the second quarter of 2000, at $35,682 and $(10,822)
respectively.   The subscription component of revenues was also greater in the second quarter of 2001 than the second quarter of 2000, at $176,764 and $61,429, respectively. The subscription component of revenues combines with transaction revenues during the second quarter of 2001 plus revenues from minor ancillary services to increase total revenues to $209,625, almost four times the $52,420 recorded for the same period in 2000.

Operating Expenses

Selling, general and administrative expenses ("SG&A") were $645,910 for the quarter ended June 30, 2001 as compared to $1,329,182 for the quarter ended June 30, 2000, an improvement of $683,272, and a 51% reduction. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $64,170 during the second quarter of 2001 to $396,501 from $460,671 during the second quarter of 2000. This decrease is attributed to cost control measures instituted by new management which included staff reductions through attrition during 2000 and layoffs as the Company entered its slow season in January 2001. The second largest component of SG&A expense had been amortization of goodwill. Goodwill created by the acquisition of IXATA, Inc. in 1999 was deemed to be impaired in June 2000. As a result of the impairment, the unamortized balance of goodwill was written off and a loss of $5,363,889 was recognized in June 2000. This change accounts for a reduction in SG&A expense of $335,744 for amortization of goodwill in the second quarter of 2001 from the second quarter of 2000. Travel and entertainment expense decreased $34,745 during the three months ended June 30, 2001 from the three months ended June 30, 2000. Travel and entertainment expense during the second quarter of 2001 reflects both a change in the Company's sales philosophy and reduced sales and executive personnel travel. Expense for consultants and outside labor decreased $106,950 during the three months ended June 30, 2001 from the three months ended June 30, 2000. In the second quarter of 2001, consulting expense related to maintaining the Company's new independent server equipment, and paying certain expenses of the CEO and a marketing consultant hired in April 2001. During the three months ending June 30, 2000, the Company still maintained certain contracts with consultants though consulting expense declined steadily during 2000 as the Company filled fulltime employee positions and terminated a management services agreement with Tel.n.form Interactive. The preceding factors combine to account for $541,609 of the $683,272 decrease in SG&A expense during the three months ended June 30, 2001 from the three months ended June 30, 2000.

Interest expense decreased $77,164 to $5,392 in the second quarter of 2001 from $82,556 in the second quarter of 2000 due to restructuring the Company's debt obligations. This restructuring was completed as a condition to the financing transaction with NextGen Capital in December 2000. The nature of the restructuring fell under the accounting treatment for troubled debt restructuring and, as such, all future interest payable on the restructured notes was recognized in December 2000 and included in the principal amount of the note. Thus, in the three months ended June 30, 2001 and for all future periods until these notes are paid, no interest will be recorded for these restructured long-term obligations. Some short and long-term notes remain and interest will be recorded on these until the balances are paid in full.

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
              For the Six Months and Quarter Ended June 30, 2001
-------------------------------------------------------------------------------

The net loss in the second quarter of 2001 decreased to $441,677 from $6,723,207 in the second quarter 2000. This net improvement of $6,281,530 in the second quarter of 2001 from the second quarter of 2000 is the result of two factors. First, a one-time $5,363,889 loss on impairment of goodwill was charged to expense in June 2000. Second, the three months ended June 30, 2001 reflects both increased revenues and decreased operating expenses as compared to the three months ended June 30, 2000. This change is attributable to aggressive cost reduction efforts while maintaining sales growth targets.


Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased $400,000 for the six months ended June 30, 2001 from $1,839,000 at December 31, 2000 to $2,239,000 at June 30, 2001.

Liquidity and Capital Resources

The Company has incurred significant net operating losses as a result of the development and operation of its products, service platform and supporting networks. The Company expected that such losses would continue as the Company is focused on the development and expansion of product offerings and its customer base as cash provided by current operations would not be sufficient to fund the ongoing cash flow. The Company had working capital deficits of $730,948 and $2,460,153 as of June 30, 2001 and 2000, respectively, and incurred net losses of $953,696 and $8,039,750 ($2,675,861 before impairment of goodwill) for the first six months in 2001 and 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To address its financing needs, on September 8, 2000, the Company entered into a letter of intent with NextGen Capital, LLC for an equity investment by NextGen in the Company. NextGen is a Virginia-based firm that manages two venture capital funds specializing in high-technology and internet-related investments. The financing was consummated on December 5, 2000. In addition, upon the completion of defined performance milestones by the Company, NextGen agreed to purchase additional preferred shares and warrants. The Company reached the first defined performance milestone in March 2001 at which time NextGen purchased the second round of preferred shares and warrants. The June targeted milestones were also met and NextGen invested the final third round of preferred shares and warrants on June 15, 2001. After all additions, the Company had issued 1,995,461 Series C preferred shares as of June 30, 2001 and warrants to purchase an additional 1,960,000 shares of preferred to NextGen Fund II, LLC, NextGen SBS Fund II, LLC, and additional investors for a total of $2,210,000.

In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 141 and 142 effective January 1, 2002. The implementation of these guidelines will not have a material effect on the financial statements of the Company.


The First Six Months of 2001 as Compared to the First Six Months of 2000
------------------------------------------------------------------------

As of June 30, 2001, the Company had cash and cash equivalents of $16,703 as compared to $40,427 as of June 30, 2000. This decrease is attributable to cash used to pay off the Company's $100,000 line of credit and a $75,000

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                         Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2001

-------------------------------------------------------------------------------


investment in computers and equipment to support the new independent server room in addition to cash used to support operations. The Company made an arrangement with NextGen to draw on the $500,000 third traunch during the second quarter provided that the Company was on track to meet targeted performance milestones. By June 30, 2001 a majority of the third traunch had been consumed to support operations to that date and settlement payments related to consummating the NextGen transaction. The Company had accounts receivable totaling $250,583 at June 30, 2001 as compared with $185,583 at June 30, 2000. The increase in accounts receivable reflects the the 70% increase in billings for the six months ending June 30, 2001 as compared to the six months ending June 30, 2000 in addition to improved collections during the six months ended June 30, 2001. Net cash used by operating activities was $819,639 for the six months ended June 30, 2001 compared to $1,381,021 for the six months ending June 30, 2000. This improvement is attributable to increased revenues and decreased operating expenses as noted in the SG&A expense discussion preceding. Net cash used by investing activities for the six months ended June 30, 2001 was $82,945 for the purchase of fixed assets as compared with $46,990 for the six months ended June 30, 2000. Net cash provided by financing activities for the first six months of 2001 totaled $668,543 compared to $1,142,293 during the first six months of 2000. Cash infusions for the six months ended June 30, 2001 reflect a series of fundings from NextGen Capital and certain related investors based on pre-determined milestones related to sales and cost targets.

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

-------------------------------------------------------------------------------

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                         Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2001
-------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                         Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2001
--------------------------------------------------------------------------------
                         Part II -- Other Information

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

On December 5, 2000, the Company entered into the Series C Convertible Preferred Stock and Series C Convertible Preferred Stock Warrant Purchase Agreement. Pursuant to the Stock Purchase Agreement, on June 16, 2001, NextGen purchased 500,000 shares of preferred stock. Each share of preferred stock is presently convertible into ten shares of common stock (subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock (presently $0.10), stock splits, stock dividends, recapitalization and similar events). Each investor was also granted Series C preferred warrants to purchase an equal number of Series C shares. These Series C warrants are exercisable at a price of $1.00 per share and expire five years from the date of issuance. The Company believes this issuance to be exempt under (S) 4(2) and Rule 506 of the Securities Act.

Item 3.   Defaults Upon Senior Securities.

No defaults upon senior securities occurred during the second quarter of 2001.

Item 4.   Submission of Matters to a Vote of Security Holders.

See description of Company's name change in Item 5 following.

Item 5.   Other Information.

On May 25, 2001, John C. Riener succeeded Michael W. Wynne as CEO of the Company. Mr. Wynne became Chairman and CEO of the Company following the NextGen investment in December 2000. Mr. Wynne was selected for a cabinet position in the Bush administration and was charged by the Board with finding a replacement candidate with extensive industry experience for the President/CEO position at the Company. Mr. Riener was appointed CEO by the Board on May 24, 2001. Mr. Wynne resigned as Chairman and from the Board effective July 31, 2001.

On June 12, 2001 the Board of Directors adopted an amendment to the Company's Certificate of Incorporation to change the name of the Company from "The IXATA Group, Inc." to "RFP Express, Inc." As of June 12, 2001 the holders of a majority of the outstanding shares of voting stock approved the corporate name change by a written consent signed by each of these stockholders in accordance with Delaware law. The name change became effective on the close of business on July 25, 2001. The common stock of the Company is now traded on the Nasdaq Over-the-Counter Bulletin Board under the symbol "RFPX". An Information Statement on Form 14C describing the adoption of the name change was distributed to stockholders and filed with the Securities and Exchange Commission on June 22, 2001.

Item 6.   Exhibits and Reports on Form 8-K.

Reports on Form 8-K.

None.

Exhibits

Exhibit 3.3

Certificate of Amendment of Certificate of Incorporation of the IXATA Group, Inc. dated July 25, 2001
--------------------------------------------------------------------------------

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                         Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2001
--------------------------------------------------------------------------------

                                  SIGNATURES


   In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RFP Express Inc.


Date: August 13, 2001                    /s/ John C. Riener
                                         ------------------
                                     By John C. Riener, Chief Executive Officer

--------------------------------------------------------------------------------