Form 10QSB
period 2001-09-30
RFP EXPRESS INC
filed 2001-11-14
CIK 929425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
    For the quarterly period ended September 30, 2001.


[_] Transition report under Section 13 or 15(d) of the Exchange Act
    For the transition period from to

                       Commission file number: 33-83526

                               RFP Express Inc.
  ---------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


       Delaware                                        95-4453386
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)



             8989 Rio San Diego Drive, #160, San Diego, CA  92108
             ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 619-400-8800
            ------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


                             The IXATA Group, Inc.
             -----------------------------------------------------
                                 (Former Name)

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

Common Stock, $0.001 par value per share: 14,825,543 (as of October 31, 2001)
--------------------------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

  Yes ______ No  X
                ---

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

                               Table of Contents


Item                                                                    Page
----                                                                    ----
Part I -- Financial Information                                            1
  Item 1. Financial Statements.                                            1
  Item 2. Management's Discussion and Analysis or Plan of Operation.      14
  Introduction                                                            14
  Overview                                                                14
  Results of Operations                                                   15
  Liquidity and Capital Resources                                         17
  Forward-Looking Statements                                              18
Part II -- Other Information                                              20
  Item 1. Legal Proceedings.                                              20
  Item 2. Changes in Securities and Use of Proceeds.                      20
  Item 3. Defaults Upon Senior Securities.                                20
  Item 4. Submission of Matters to a Vote of Security Holders.            20
  Item 5. Other Information.                                              20
  Item 6. Exhibits and Reports on Form 8-K.                               20

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

                        Part I -- Financial Information


Item 1. Financial Statements


     Condensed Consolidated Balance Sheets.................................  2-3

     Condensed Consolidated Statements of Operations.......................    4

     Condensed Consolidated Statements of Cash Flows.......................  5-6

     Notes to Condensed Consolidated Financial Statements.................. 7-13

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                      Condensed Consolidated Balance Sheets

===============================================================================
 September 30,                                   2001                 2000
-------------------------------------------------------------------------------

 Assets

 Current Assets
     Cash                                      $         -           $   62,664
     Marketable equity security                          -                6,000
     Accounts receivable                           229,580              286,863
-------------------------------------------------------------------------------

 Total current assets                              229,580              355,527

 Fixed Assets - Net                                155,085              102,251

 Other Assets - Net                                  4,833                8,057
-------------------------------------------------------------------------------

                                               $   389,498           $  465,835
===============================================================================
The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                      Condensed Consolidated Balance Sheets

============================================================================================================================
 September 30,                                                                                    2001                 2000
----------------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Deficit

 Current Liabilities
     Checks written in excess of bank balance                                             $     10,076          $         -
     Notes payable                                                                                 865            1,217,365
     Current portion of capitalized lease obligation
       and long term notes payable (Note 3)                                                    138,064               99,814
     Accounts payable and accrued expenses                                                     106,688              619,818
     Related party payables (Note 5)                                                           247,290              458,629
     Accrued payroll and related taxes                                                          57,852              281,617
     Accrued interest                                                                           18,913              392,109
     Deferred revenue                                                                          535,287              434,498
----------------------------------------------------------------------------------------------------------------------------

 Total current liabilities                                                                   1,115,035            3,503,850

 Long-Term Debt (Note 3)                                                                     1,070,515            1,440,450
----------------------------------------------------------------------------------------------------------------------------

 Total liabilities                                                                           2,185,550            4,944,300

 Commitments and Contingencies

 Stockholders' Deficit
     Preferred stock, 10,000,000 shares authorized; 2,085,461 and no shares issued and outstanding in 2001 and 2000, respectively (liquidation
       preference of $2,148,025) (Note 4)                                                        2,085                    -
     Common stock, $.001 par value; 100,000,000 shares
       authorized; 14,325,543 and 13,791,679 shares issued
       and outstanding in 2001 and 2000, respectively                                           14,326               13,792
     Stock subscriptions receivable                                                             (2,963)              (2,963)
     Additional paid-in capital (Note 4)                                                    19,302,192           16,296,760
     Accumulated deficit                                                                   (21,111,692)         (20,492,054)
     Accumulated other comprehensive loss:
       Unrealized holding loss on marketable securities                                              -             (294,000)
----------------------------------------------------------------------------------------------------------------------------
 Total stockholders' deficit                                                                (1,796,052)          (4,478,465)
----------------------------------------------------------------------------------------------------------------------------

                                                                                          $    389,498          $   465,835
============================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                 Condensed Consolidated Statements of Operations

====================================================================================================================================
                                                 Three Months Ended   Nine Months Ended   Three Months Ended     Nine Months Ended
                                                 September 30, 2001   September 30, 2001  September 30, 2000     September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
 Revenues                                             $     364,038    $        765,749    $         321,350      $         456,040

  Selling, general and administrative expenses,
  including non-cash stock-based compensation
  of $101,441, $154,918, $213,296, and $278,463
  respectively                                              675,701           1,972,534            1,063,786              3,718,519

  Loss on impairment of goodwill                                  -                   -                    -              5,363,889
------------------------------------------------------------------------------------------------------------------------------------
 Loss from Operations                                      (311,663)         (1,206,785)            (742,436)            (8,626,368)

 Other Income (Expense)
     Loss on issuance of stock for debt                           -             (41,850)                   -                      -
     Interest expense                                        (5,567)            (22,291)             (74,968)              (231,696)
     Interest income                                              -                   -                    -                    909
-----------------------------------------------------------------------------------------------------------------------------------
 Total Other Income (Expense)                                (5,567)            (64,141)             (74,968)              (230,787)
-----------------------------------------------------------------------------------------------------------------------------------
 Net Loss                                             $    (317,230)   $     (1,270,926)   $        (817,404)     $      (8,857,155)
===================================================================================================================================
 Net Loss Per Share (Basic)                           $       (0.02)   $          (0.09)   $           (0.06)     $           (0.68)
===================================================================================================================================
 Weighted-Average Shares Outstanding                     14,318,949          14,318,949           12,957,108             12,957,108
===================================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                 Condensed Consolidated Statements of Cash Flows

=====================================================================================================================
                                                                        Nine Months Ended       Nine Months Ended
                                                                       September 30, 2001      September 30, 2000
---------------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
     Net loss                                                                   $ (1,270,926)           $ (8,857,155)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Non-cash equity granted for services                                          154,918                 278,462
       Net loss on stock issued for debt                                              41,850                       -
       Depreciation and amortization                                                  29,807                 687,225
       Loss on impairment of goodwill                                                      -               5,363,889
     Change in operating assets and liabilities:
       Accounts receivable                                                           (76,450)                (27,080)
       Accounts payable, accrued payroll and accrued
         expenses                                                                    (37,781)                387,966
       Related party payables                                                        (27,597)                 89,129
       Accrued interest                                                               17,908                 205,261
       Deferred revenue                                                              237,152                 167,278
---------------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                              (931,119)             (1,705,025)
---------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
     Purchases of fixed assets                                                       (86,744)                (50,749)
---------------------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities
     Proceeds from issuance of notes payable                                         748,509                 600,000
     Net proceeds from sale of stock                                                 120,000                 900,293
     Principal payments on notes payable                                            (111,466)                 (8,000)
     Checks written in excess of bank balance                                         10,076                       -
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                           767,119               1,492,293
---------------------------------------------------------------------------------------------------------------------

 Net decrease in cash                                                               (250,744)               (263,481)

 Cash at Beginning of Period                                                         250,744                 326,145
---------------------------------------------------------------------------------------------------------------------
 Cash at End of Period                                                          $          -            $     62,664
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

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
           Condensed Consolidated Statements of Cash Flows, Continued

============================================================================================================================
                                                                               Nine Months Ended        Nine Months Ended
                                                                              September 30, 2001       September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
 Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
       Interest                                                                              $ 9,349               $ 26,250
       Income taxes                                                                          $ 4,082               $      -

 Noncash Investing and Financing Activities:

 During January 2001, the Company issued 450,000 shares of common stock with a fair value of approximately $41,850 to satisfy debt related to professional services. The fair value of the shares was calculated using the closing prices surrounding the issuance dates.

 During January 2001, the Company issued 40,000 shares of Series C preferred stock with a stated value of $40,000 to satisfy a debt with the Company's Chief Executive Officer for services and equipment purchases.

 In March 2001, the Company converted $250,000 of notes payable-related party into 250,000 shares of preferred stock. See Note 4.

 In April and June 2001, assets that had been on the Company's books were written off. The assets had been retained by Tel.n.Form Interactive and the net book value of the assets was offset against an accounts payable balance that was owed to Tel.n.Form. The remaining payable balance was paid in full in June 2001.

 In June 2001, the Company converted $500,000 of notes payable-related party into 500,000 shares of preferred stock. See Note 4.

 During the first nine months of 2001, the Company granted stock options to purchase 4,651,500 shares of the Company's common stock to employees. During the same period, options to purchase 4,318,000 shares of the Company's common stock were returned or expired. These stock options, in addition to options vesting in the first nine months of 2001 from earlier grants, were valued at $154,918 in accordance Statement of Financial Accounting Standards No. 123. See
 Note 4.
================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries
                        Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of RFP Express
Inc. and Subsidiaries (the "Company") (formerly The IXATA Group, Inc. and Subsidiaries) include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 16, 2001 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2001 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of September 30, 2001 and 2000 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $885,455 as of September 30, 2001 and incurred a net loss of $1,270,926 for the nine months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To meet both current and contractual commitments and business growth objectives, the Company will require additional financing.

To address its financing needs, on September 8, 2000, the Company entered into a letter of intent with NextGen Capital, L.L.C. for an equity investment by NextGen in the Company. NextGen is a Virginia-based firm that manages two venture capital funds specializing in high-technology and internet-related investments. The financing was consummated on December 5, 2000. In addition, upon the completion of defined performance milestones by the Company, NextGen agreed to purchase additional preferred shares and warrants. The Company reached the first defined performance milestone in March, 2001 at which time NextGen purchased the second round of preferred shares of stock and warrants. The June 2001 targeted milestones were also met and NextGen invested the final, third round of preferred shares and warrants on June 15, 2001. In August, 2001, NextGen purchased an additional 90,000 preferred shares and warrants. As of September 30, 2001, the Company had issued 2,085,461 Series C preferred shares of stock and warrants to purchase an additional 2,050,000 shares of preferred stock to NextGen Fund II, L.L.C., NextGen SBS Fund II, L.L.C., and other investors for a total of $2,300,000.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries
                        Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                       Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3.  Long-Term Debt

Long-term debt consisted of the following:

September 30,                                                            2001             2000
----------------------------------------------------------------------------------------------
Note payable; interest at 8% per annum; due on December
 5, 2003.  Issued with non-detachable warrants for
 500,000 shares exercisable at $2.72 per share were
 repriced to $0.05 per share.  The warrants expire on                $314,928        $      -
 August 21, 2003.

Note payable; interest at 8% per annum; $200,000 is due
 on December 5, 2003.  The remaining balance is payable
 in monthly installments of $5,000 beginning on January
 15, 2002, with monthly installments increasing to
 $10,000 starting on July 15, 2002.  Non-detachable
 warrants for 100,000 shares exercisable at $0.10 per
 share were issued in connection with the note.  The
 warrants expire on December 5, 2003.                                 263,629               -

Note payable for a settlement with the Company's former
 CEO to resolve all outstanding Company obligations
 related to his employment; interest at 4% per annum;
 50% of the balance is payable on December 1, 2003 and
 the remaining 50% is payable at the rate of $1,500 per
 month beginning on January 15, 2002.                                 204,056               -

Note payable for a settlement with the Company's former
 CFO to resolve all outstanding Company obligations
 related to his employment; interest at 4% per annum;
 50% of the balance is payable on December 1, 2003 and
 the remaining 50% is payable at the rate of $1,500 per
 month beginning on January 15, 2002.                                 136,168               -

Note payable to a limited partnership; interest at 8%
 per annum; due on December 5, 2003.  Non-detachable
 warrants for 100,000 shares exercisable at $0.10 per
 share were issued in connection with the note.  The
 warrants expire on December 5, 2003.                                  75,583               -

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                       Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2001
             Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Note payable for a settlement with the Company's former
 President to resolve all outstanding Company
 obligations related to his employment; interest at 8%
 per annum; 50% is payable at the rate of $1,500 per
 month beginning on January 1, 2002 and the remaining
 50% is due on December 1, 2003.                                            72,908                -

Note payable; interest at 8% per annum; due on December
 5, 2003.  Non-detachable warrants for 65,000 shares
 exercisable at $0.10 per share were issued in
 connection with the note.  The warrants expire on
 December 5, 2003.                                                          31,493                -

Note payable to a related party; interest at 5% per
 annum; principal and interest are due on February 16,                      10,000           10,000
 2004.

Convertible debenture in the amount of $1,000,000 issued August 21,
 1998 for advances made to the Company; interest at 12% per annum;
 payable quarterly; principal is payable on the earlier of 1) the
 Company's receipt of at least $8 million in proceeds from a public offering of Company securities, or 2) August 21, 2001.
 Non-detachable warrants for 500,000 shares exercisable at $2.72
 per share were issued in connection with the convertible debenture.             -        1,000,000

Advances payable to unrelated parties and potential
 investors who have committed the funds on a long-term
 basis.                                                                          -          430,450
---------------------------------------------------------------------------------------------------
                                                                         1,108,765        1,440,450
Less current portion of long-term debt                                     (38,250)               -
---------------------------------------------------------------------------------------------------
Long-term Debt                                                          $1,070,515       $1,440,450
---------------------------------------------------------------------------------------------------

CAPITAL LEASE:
In March 1997, the Company entered into a sale-leaseback
 arrangement under which computer equipment capitalized
 at $159,649 is being accounted for as a capital lease.
                                                                        $   99,814       $   99,814

Less current portion of lease                                              (99,814)         (99,814)
---------------------------------------------------------------------------------------------------
Long-term Debt                                                          $        -       $        -
===================================================================================================

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2001
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Future minimum principal payments on long-term debt are as follows:

   Year Ending September 30,
---------------------------------------------------

          2002                        $  138,064
          2003                           262,816
          2004                           736,587
          2005                            36,000
          2006                            18,584
          Thereafter                      16,528
 --------------------------------------------------
                                      $1,208,579
===================================================

Note 4.  Shareholders' Equity

Preferred stock

On January 3, 2001, individuals purchased 60,000 shares of Series C preferred stock, which are presently convertible into 600,000 shares of common stock (subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). 40,000 shares of the preceding Series C preferred stock were issued to satisfy a $40,000 debt to a related party. The individuals were also granted Series C warrants to purchase 60,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on January 3, 2006. The fair value of the shares at that date was $40,000.

On February 28, 2001, an individual purchased 10,000 shares of Series C preferred stock, which shares are convertible into 100,000 shares of common stock (subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalizatio and similar events). The individual was also granted Series C warrants to purchase 10,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on February 28, 2006.

On March 9, 2001, NextGen Fund II, L.L.C. purchased 150,000 shares of Series C preferred stock and NextGen SBS Fund II, L.L.C. purchased 100,000 shares of Series C preferred stock for a combined total of 250,000 shares of Series C preferred stock, which are presently convertible into 2,500,000 shares of common stock (subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). NextGen was also granted Series C warrants to purchase 250,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on March 9, 2006.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2001
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On June 16, 2001, NextGen Fund II, L.L.C. purchased 300,000 shares of Series C preferred stock and NextGen SBS Fund II, L.L.C. purchased 200,000 shares of Series C preferred stock for a combined total of 500,000 shares of Series C preferred stock, which are presently convertible into 5,000,000 shares of common stock (subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). NextGen was also granted Series C warrants to purchase 500,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on June 16, 2006.

On August 8, 2001, NextGen Fund II, L.L.C. purchased 54,000 shares of Series C preferred stock and NextGen SBS Fund II L.L.C. purchased 36,000 shares of Series C preferred stock for a combined total of 90,000 shares of Series C preferred stock, which are presently convertible into 900,000 shares of common stock (subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events). NextGen was also granted Series C warrants to purchase 90,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on August 8, 2006.

Stock options

During January through September 2001 and January through September 2000, respectively, the Company granted a net of 333,500 and 1,094,000 vesting stock options to employees under the expanded 1997 Employees Non-Qualified Stock Option Plan. Compensation expense of $154,918 and $278,463 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the nine months ended September 30, 2001 and 2000, respectively.

During the third quarter 2001 and the third quarter 2000, respectively, the Company granted 433,000 and 37,000 vesting stock options to employees under the expanded 1997 Employees Non-Qualified Stock Option Plan. Compensation expense of $101,441 and $213,296 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the third quarter ended September 30, 2001 and 2000, respectively.

Note 5.  Related Parties


Classified as Related Party Payables
------------------------------------

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters. The Company had outstanding payables of $77,290 to the law firm as of September 30, 2001. In addition, the Company formerly had consulting contracts with

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                   For the Quarter Ended September 30, 2001
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

members of its Board of Directors. Related expenses were $0 and $110,000 for the first nine months of 2001 and 2000, respectively. Related payables were $170,000 and $0 at September 30, 2001 and 2000, respectively.

Classified as Long-Term Debt
----------------------------
At September 30, 2001, the Company had long-term notes payable due to former officers and directors of the Company of $429,987 including a current portion payable of $38,250 and accrued interest payable of $16,855. A liability of $360,011 due to former officers and directors was reported as a current payable at September 30, 2000.

The Company had maintained a management and services agreement with a company that is owned and controlled by stockholders with significant ownership of the Company. Related long-term notes payable for services under this agreement were approximately $273,000 and $10,000 at September 30, 2001 and September 30, 2000, respectively. Related expenses for the first nine months of 2001 were $9,543 (reduced from the second quarter total due to subsequent credits). The management and services agreement was largely terminated in June 2000, except for network and internet services. The remainder of the contract was terminated in February 2001 when the Company purchased and began operating on independent server equipment.

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Introduction

The following describes certain factors that produced changes in the results of operations of RFP Express Inc. (the "Company") (formerly The IXATA Group, Inc.) during the quarter and nine months ended September 30, 2001 and as compared with the quarter and nine months ended September 30, 2000 as indicated in the Company's consolidated financial statements. The following should be read in conjunction with the consolidated financial statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

Upon closing the IXATA, Inc. acquisition, the Company established itself as a provider of internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. IXATA, Inc.'s principal service, RFP Express, integrates a user-friendly, internet-based interface with a sophisticated data-warehousing system and fax technology to deliver automated solutions for creating, sending, receiving and managing preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds and, in some cases thousands of properties worldwide. By automating the users' RFP process, and also providing user-friendly internet access to a sophisticated data warehousing system, RFP Express provides dramatic cost savings to users.

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

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

Results of Operations

The First Nine Months of 2001 as Compared to the First Nine Months of 2000
--------------------------------------------------------------------------

Revenues

Revenues are from two components: subscription revenues recognized over the life of contracts and transaction revenues recognized in the month of the transaction activity. Year to date sales in 2001 increased by 68% over sales in 2000 for the same period. The subscription component continues to generate recognizable revenue in the periods after the initial sale. Transaction revenues were less in the first nine months of 2001 than in the first nine months of 2000, at $218,544 and $242,445, respectively. The subscription component of revenues was greater in the first nine months of 2001, more than double the subscription component of revenues for the first nine months of 2000, at $533,494 and $203,118, respectively. The subscription component of revenues combined with transaction revenues during the first nine months of 2001, plus revenues from minor ancillary services, to increase total revenues to $765,749, 68% greater than the $456,040 recorded for the same period in 2000. This increase is attributable the Company achieving sales targets that were greater during the first nine months of 2001 than during the first nine months of 2000 and the residual effects of subscription revenues from earlier in the year. The increased sales targets were met due to increasing the number of sales people and retaining trained sales people in 2001 as compared to 2000.

Operating Expenses

Selling, general and administrative expenses ("SG&A") were $1,972,534 for the nine months ended September 30, 2001 as compared to $3,718,519 for the nine months ended September 30, 2000, an improvement of $1,745,985. The largest component of SG&A continued to be payroll and related expenses. Payroll and related expenses decreased $418,870, or 26%, during the first nine months of 2001 to $1,183,231 from $1,602,101 during the first nine months of 2000. Non-cash stock based compensation decreased 44% during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This decrease is attributed to cost control measures instituted by new management which included staff reductions through attrition during 2000 and layoffs as the Company entered its slow season in January 2001. The second largest component of SG&A expense had been amortization of goodwill. Goodwill created by the acquisition of IXATA, Inc. in 1999 was deemed to be impaired in June 2000. As a result of the impairment, the unamortized balance of goodwill was written off and a loss of $5,363,889 was recognized in June 2000. This change accounts for a reduction in SG&A expense of $670,488 for amortization of goodwill for the first nine months of 2001 compared to amortization the first nine months of 2000. Travel and entertainment expense decreased $136,594 during the nine months ended September 30, 2001 from the nine months ended September 30, 2000. Travel and entertainment expense during the nine months ended September 30, 2001 reflected both a change in the Company's sales philosophy and reduced sales and executive personnel travel. Expense for consultants and outside labor decreased $198,574 during the nine months ended September 30, 2001 from the nine months ended September 30, 2000. In the first nine months of 2001, consulting expense related to acquiring and maintaining the Company's new independent server equipment, and paying certain expenses of the CEO and a marketing consultant hired in April 2001. During the nine months ending September 30, 2000, the Company maintained certain contracts with consultants though consulting expense declined steadily during 2000 as the Company filled related fulltime employee positions. The preceding factors combined to account for $1,424,526 of the $1,745,985 decrease in SG&A expense during the nine months ended September 30, 2001 from the nine months ended September 30, 2000.

Interest expense decreased $209,405, or 90%, to $22,291 in the first nine months of 2001 from $231,696 in the first nine months of 2000 due to restructuring the Company's debt obligations. This restructuring was completed as a condition to the financing transaction with NextGen Capital in December 2000. The nature of the restructuring fell under the accounting treatment for a troubled debt restructuring and, as such, all future interest payable on the

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

restructured notes was recognized in December 2000 and included in the principal amount of the note. Thus, in the nine months ended September 30, 2001 and for all future periods until these notes are paid, no interest will be recorded for these restructured long-term obligations. Some short and long-term notes remain and interest will be recorded on these until the balances are paid in full.

The net loss in the first nine months of 2001 decreased to $1,270,926 from $8,857,155 in 2000. This improvement of $7,586,229 in the first nine months of 2001 from the first nine months of 2000 was the result of two factors. First, a one-time $5,363,889 loss on impairment of goodwill was charged to expense in June 2000. Second, the nine months ended September 30, 2001 reflected both increased revenues and decreased operating expenses as compared to the nine months ended September 30, 2000. This change was attributable to aggressive cost reduction efforts while maintaining sales growth targets.

The Quarter Ended September 30, 2001 as Compared to the Quarter Ended September
-------------------------------------------------------------------------------
30, 2000
--------

Revenues

Revenues are from two components: subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. Sales in the third quarter of 2001 were slightly greater than sales for the same period in 2000. The subscription component continued to generate recognizable revenue in the periods after the initial sale. Transaction revenues were less in the third quarter of 2001 than the third quarter of 2000, at $148,092 and $206,733, respectively. The subscription component of revenues was greater in the third quarter of 2001 than the third quarter of 2000, at $218,256 and $108,297, respectively. The subscription component of revenues combined with transaction revenues during the third quarter of 2001, plus credits and revenues from minor ancillary services, to account for total revenues of $364,038, a 13% increase over the $321,350 recorded for the same period in 2000.

Operating Expenses

Selling, general and administrative expenses ("SG&A") were $675,701 for the quarter ended September 30, 2001 as compared to $1,063,786 for the quarter ended September 30, 2000, an improvement of $388,065, and a 36% reduction. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $228,603, or 37%, during the third quarter of 2001 to $388,998 from $617,601 during the third quarter of 2000. Non-cash stock based compensation decreased 52% for the third quarter 2001 compared to the third quarter 2000. This decrease was attributed to cost control measures instituted by new management which included staff reductions through attrition during 2000 and layoffs as the Company entered its slow season in January 2001. Rent increased $37,491, or 137%, during the three months ending September 30, 2001 to $64,701 for the period as compared to $27,210 for the same period in 2000. The increase was due to the annual July 1, rent increase per the lease agreement. Travel and entertainment expense decreased $11,287 during the three months ended September 30, 2001 from the three months ended September 30, 2000. Travel and entertainment expense during the third quarter of 2001 reflected reduced sales and executive personnel travel, this philosophy had also begun to take hold during the third quarter 2000 as expense during this quarter is much reduced from previous quarters in 2000. Expense for consultants and outside labor decreased $36,462 during the three months ended September 30, 2001 from the three months ended September 30, 2000. In the third quarter of 2001, consulting expense related to maintaining the Company's new independent server equipment, and paying certain expenses of the CEO and a marketing consultant hired in April 2001. During the three months ended September 30, 2000, the Company maintained certain contracts with consultants though consulting expense declined steadily during 2000 as the Company filled fulltime employee positions and terminated a management services agreement with Tel.n.form Interactive. The preceding factors combined to account for $238,857 of the $276,230 decrease in SG&A expense during the three months ended September 30, 2001 from the three months ended September 30, 2000.

Interest expense decreased $69,401, or 93%, to $5,567 in the third quarter of 2001 from $74,968 in the third quarter of 2000 due to restructuring the Company's debt obligations. This restructuring was completed as a condition to the

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

financing transaction with NextGen Capital in December 2000. The nature of the restructuring fell under the accounting treatment for a troubled debt restructuring and, as such, all future interest payable on the restructured notes was recognized in December 2000 and included in the principal amount of the note. Thus, in the three months ended September 30, 2001 and for all future periods until these notes are paid, no interest will be recorded for these restructured long-term obligations. Some short and long-term notes remain and interest will be recorded on these until the balances are paid in full.

The net loss in the second quarter of 2001 decreased to $317,230 from $817,404 in the second quarter 2000. This improvement of $500,174 in the third quarter of 2001 from the third quarter of 2000 was the result of increased revenues and decreased operating expenses during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This change was attributable to aggressive cost reduction efforts while maintaining sales growth targets.

Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased $450,000 for the nine months ended September 30, 2001 from $1,839,000 at December 31, 2000 to $2,289,000 at September 30, 2001.

Liquidity and Capital Resources

The Company has incurred significant operating losses as a result of the development and operation of its products, service platform and supporting networks. The Company expects that such losses will continue as the Company focuses on the development and expansion of product offerings and its customer base as cash provided by current operations will not be sufficient to fund the ongoing cash flow. The Company had working capital deficits of $885,455 and $3,148,323 as of September 30, 2001 and 2000, respectively, and incurred net losses of $1,270,926 and $8,857,155 ($3,493,266 before impairment of goodwill) for the first nine months in 2001 and 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To address its financing needs, on September 8, 2000, the Company entered into a letter of intent with NextGen Capital, LLC for an equity investment by NextGen in the Company. NextGen is a Virginia-based firm that manages two venture capital funds specializing in high-technology and internet-related investments. The financing was consummated on December 5, 2000. In addition, upon the completion of defined performance milestones by the Company, NextGen agreed to purchase additional preferred shares and warrants. The Company reached the first defined performance milestone in March 2001 at which time NextGen purchased the second round of preferred shares and warrants. The June 2001 targeted milestones were also met and NextGen invested the final third round of preferred shares of stock and warrants on June 15, 2001. In August 2001 NextGen purchased an additional 90,000 preferred shares and warrants. After all financing rounds, the Company had issued 2,085,461 Series C preferred shares of stock as of September 30, 2001 and warrants to purchase an additional 2,050,000 shares of preferred to NextGen Fund II, LLC, NextGen SBS Fund II, LLC, and other investors for a total of $2,300,000.

The First Nine Months of 2001 as Compared to the First Nine Months of 2000
--------------------------------------------------------------------------

As of September 30, 2001, the Company had cash and cash equivalents of $0 as compared to $62,664 as of September 30, 2000. This decrease was attributable to cash used to pay off the Company's $100,000 line of credit and a $75,000 investment in computers and equipment to support the new independent server room in addition to cash used to support operations and settlement payments related to consummating the NextGen transaction. The Company had accounts receivable totaling $229,580 at September 30, 2001 as compared with $286,863 at September 30, 2000. The decrease in accounts receivable reflected more efficient accounts receivable collection

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

during the nine months ended September 30, 2001. Net cash used by operating activities was $931,119 for the nine months ended September 30, 2001 compared to $1,705,025 for the nine months ending September 30, 2000. This improvement was attributable to increased revenues and decreased operating expenses as noted in the SG&A expense discussion preceding. Net cash used by investing activities for the nine months ended September 30, 2001 was $86,744 for the purchase of fixed assets as compared with $50,749 for the nine months ended September 30, 2000. Net cash provided by financing activities for the first nine months of 2001 totaled $767,119 compared to $1,492,293 during the first nine months of 2000. Cash infusions for the nine months ended September 30, 2001 reflected a series of fundings from NextGen Capital and certain related investors based on pre-determined milestones related to sales and cost targets.

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

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

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

 . Our business partially depends on the free flow of services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial, and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business.

 . The September 11, 2001 terrorist attacks have dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. Management anticipates continued pressures on revenues over the next twelve months due to decreased occupancy, the effects of the September 11, 2001 attacks, the subsequent war on terrorism which will continue to have a significant impact on travel and lodging demand and the weakening of the U.S. economy.

These and other risks described in the Company's most recent Annual Report must be considered by any investor or potential investor in the Company.

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

                          Part II -- Other Information

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

On December 5, 2000, the Company entered into the Series C Convertible Preferred Stock and Series C Convertible Preferred Stock Warrant Purchase Agreement. Pursuant to the Stock Purchase Agreement, on August 8, 2001, NextGen purchased 90,000 shares of preferred stock. Each share of preferred stock is presently convertible into ten shares of common stock (subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock (presently $0.10), stock splits, stock dividends, recapitalization and similar events). NextGen was also granted Series C preferred warrants to purchase an equal number of Series C shares. These Series C warrants are exercisable at a price of $1.00 per share and expire five years from the date of issuance. The Company believes this issuance to be exempt under (S) 4(2) and Rule 506 of the Securities Act.

Item 3. Defaults Upon Senior Securities.

No defaults upon senior securities occurred during the third quarter of 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 25, 2001, John C. Riener succeeded Michael W. Wynne as CEO of the Company. Mr. Wynne became Chairman and CEO of the Company following the NextGen investment in December, 2000. Mr. Wynne was selected for a cabinet position in the Bush administration and was charged with finding a replacement candidate with extensive industry experience for the President/CEO position at the Company. Mr. Riener was appointed CEO by the Board on May 24, 2001. Mr. Wynne resigned as Chairman and from the Board effective on July 31, 2001.

Robert D. Cuthbertson resigned as the Company's Chief Financial Officer and a member of the Board of Directors as of August 10, 2001 and left the Company to pursue other interests as of August 24, 2001.

Item 6. Exhibits and Reports on Form 8-K.

None.

                       RFP Express Inc. and Subsidiaries
                       (formerly The IXATA Group, Inc.)
                        Quarterly Report on Form 10-QSB
           For the Nine Months and Quarter Ended September 30, 2001
--------------------------------------------------------------------------------

                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RFP Express Inc.


Date: November 12, 2001         /s/ John C. Riener
                                ------------------
                              By John C. Riener, Chief Executive Officer