Form 10KSB
period 2001-12-31
RFP EXPRESS INC
filed 2002-04-16
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to _________

                        Commission file number: 33-83526


                                RFP Express Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Delaware                                     95-4453386
---------------------------------           -----------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

  8989 Rio San Diego Drive #160, San Diego, California                           92108
-----------------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                                (Zip Code)

Issuer's telephone number, including area code: 619-400-8800

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No ___
                                                                      ---

     State issuer's revenues for the most recent fiscal year: $ 1,131,609
                                                              -----------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Common Stock, $0.001 par value: $ 816,277.10           (as of March 1, 2002)
--------------------------------------------------------------------------------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share: 16,325,542   (as of March 1, 2002)
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format: Yes ___     No   [X]
                                                                     ---

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

                                Table of Contents

Item                                                                                       Page
----                                                                                       ----
PART I .................................................................................     1
   Item 1.  Business ...................................................................     1
   Overview ............................................................................     1
   Products and Customers                                                                    2
   Industry Overview ...................................................................     2
   The Target Market ...................................................................     2
   The RFP Express Solution ............................................................     3
   Current RFP Express Inc. Customers ..................................................     4
   Products Lines ......................................................................     5
   New Business Initiatives for 2002 ...................................................     5
   Distribution ........................................................................     6
   Competition .........................................................................     6
   Research and Development Activities .................................................     7
   Employees ...........................................................................     7
   Government Regulation ...............................................................     7
   Service Marks and Trademarks ........................................................     8
   Item 2.  Properties .................................................................     8
   Item 3.  Legal Proceedings ..........................................................     8
   Item 4.  Submission of Matters to a Vote of Security Holders.........................     8
PART II ................................................................................     9
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ......     9
   Item 6.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations ..................................................................    10
   Introduction ........................................................................    10
   Overview ............................................................................    10
   Results of Operations: ..............................................................    11
   Liquidity and Capital Resources .....................................................    12
   Seasonality .........................................................................    13
   Summary of Significant Accounting Policies ..........................................    14
   Forward-Looking Statements ..........................................................    15
   Item 7.  Financial Statements and Supplementary Data ................................    19
   Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial
        Disclosure .....................................................................    19
PART III ...............................................................................    20
   Item 9.  Directors and Executive Officers of the Registrant .........................    20
   Section 16(a) Beneficial Ownership Reporting Compliance .............................    21
   Item 10. Executive Compensation .....................................................    21
   Option Grants in 2001 ...............................................................    22
   Option Exercises in 2001 and Values at 2001 Year-End ................................    22
   Long-Term Incentive and Pension Plans ...............................................    23
   Director Compensation ...............................................................    23
   Employment Agreements ...............................................................    23
   Item 11. Security Ownership of Certain Beneficial Owners and Management .............    24
   Voting Agreement ....................................................................    26
   Item 12. Certain Relationships and Related Transactions .............................    26


--------------------------------------------------------------------------------
                                        i

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
================================================================================

PART IV .............................................................................   28
   Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. .......   28
   (a)  Financial Statements and Financial Statement Schedules: .....................   28
   (b)  Reports on Form 8-K: ........................................................   28
   (c) Exhibits: ....................................................................   28

--------------------------------------------------------------------------------
                                       ii

                                RFP Express Inc.
                           Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

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

                                     PART I

Item 1. Business.

Overview

RFP Express Inc. (formerly known as The IXATA Group, Inc.) (the "Company") was originally incorporated in Delaware on November 7, 1985, and was previously engaged in the business of developing and marketing prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA, Inc. ("IXATA.COM"), a privately held provider of Internet-based information and electronic commerce services servicing the travel and hospitality market. The acquisition was finalized on July 1, 1999. Effective January 31, 2000, the Company changed its name to The IXATA Group, Inc. from SecurFone America, Inc. In addition, the Company's Common Stock trading symbol changed to "IXTA" from "SFAI." Effective July 25, 2001, the Company again changed its name, this time to RFP Express Inc. from The IXATA Group, Inc. in order to promote brand recognition of the Company's primary internet product, RFP Express(SM). In addition, the Company's Common Stock ticker symbol changed to "RFPX" on the Nasdaq Over-the-Counter Market.

Upon closing the IXATA.COM acquisition, the Company established itself as a provider of internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. IXATA.COM's principal service, RFP Express(SM), integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system and email technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP Express(SM) provides dramatic cost savings to users.

Since closing the IXATA.COM acquisition in July 1999, the Company has achieved steady year-over-year growth of its customer base and revenues. The growth of corporate users and hotel property clients attests to the Company's increasing market visibility and acceptance within the global travel community. While there are no assurances such growth can be sustained or that the Company will have sufficient funding to meet future needs, management

--------------------------------------------------------------------------------
                                       1

                                RFP Express Inc.
                           Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

believes the Company's growth and performance to date is consistent with the Company's objective of attaining a leadership position in the corporate travel and hospitality markets for internet-based, B2B e-commerce services.

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

The Company's principal offices are located at 8989 Rio San Diego Drive, Suite 160, San Diego, California 92108. The office telephone number is (619) 400-8800.

Products and Customers

RFP Express(SM) is the Company's current flagship service and is the first of a family of new internet-based e-commerce services developed to meet the needs of the Company's customers and strategic partners. RFP Express(SM) is an Internet-based system that automates the RFP process for the travel and hospitality sector. RFP Express(SM) integrates a user-friendly Internet interface, sophisticated data-warehousing system, powerful relational database system combined with e-mail and fax technologies to deliver automated purchasing solutions for the RFP process. RFP Express(SM) is a commercial, proven end-to-end, B2B electronic commerce solution that automates users' RFP business processes and dramatically reduces costs, eliminates paper-based communications, improves operations and enhances management control of labor and capital.

The Company currently offers internet-based, automated RFP solutions to all corporate travel and hospitality market participants including:

     . Global Corporate Users,
     . Property Management and Hotel Chains, and
     . Mega-Agencies.

As of December 31, 2001, the Company is providing internet-based RFP services to 77 major corporations, 2,739 hotel properties and 9 major travel agencies.

Revenue is derived from a combination of annual subscription fees and transaction fees. All members pay a subscription fee. Corporate clients and travel agencies are charged an additional transaction fee for each solicitation processed through the RFP Express web site.

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

--------------------------------------------------------------------------------
                                       2

                                RFP Express Inc.
                           Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

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

Hotels:
     From the hotel perspective, there are two major challenges. First, responding to the corporate RFPs is cumbersome, costly and inefficient given the volume, diversity of formats, communication options and staff labor needed. Secondly, worldwide properties prefer to have the opportunity to view a global corporate user's projected room nights in their city, and respond with a competitive bid if the global corporate user agrees to accept unsolicited bids. Today's paper-based environment does not facilitate this capability.

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

The RFP Express Solution

The RFP Express solution provides automated, internet-based RFP negotiations and management services to the travel and hospitality sectors. Shorter cycle times, lower personnel costs and greater accuracy offer our customers a significant return on their investment. The Company believes that today's paper-based, manual RFP approach costs market participants $100 to $200 per RFP, compared to $13 to $27 per RFP using the Company's automated RFP Express(SM) solution.

The Company is a "niche oriented" global provider of a fully integrated, end-to-end, internet-based, RFP service addressing the needs of global corporate users, hotel properties, national account and property managers and mega-agencies. The Company believes the market acceptance of its RFP Express(SM) service, and its ability to attract a premier customer base and major partners, exemplifies its leadership position in the corporate travel market.

Building on the Company's success in the Preferred Lodging Program area, the Company is now creating the network and applications infrastructure to further enhance its core RFP Express(SM) product, as well as deliver new applications to its existing and new users and partners.

Advantages of the Company's service to corporate customers include:

..    The Company's internet-based RFP solution displaces inefficient, time-consuming manual processes, saving customers' time and money while providing more choices within the supply chain.
..    The Company's corporate customers realize substantial cost savings through the use of its online database management tools when developing, managing and implementing global Preferred Lodging Programs.

Advantages of the Company's service to national account or property managers include:

--------------------------------------------------------------------------------
                                       3

                                RFP Express Inc.
                           Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

..    The Company's service displaces the traditional costly, inefficient, paper-based and labor-intensive RFP response process with an easy-to-use, Internet-based solution enabling rapid response to submitted RFPs using a "point, click and submit" approach.
..    Properties are able to capitalize on their new, low-cost and differentiated sales channel among a growing base of major corporate users by responding to unsolicited bids invited by corporate users.
..    The Company offers a real-time management tool for developing, managing, controlling and distributing RFP responses involving multiple properties within a national account or property manager group.

Advantages of the Company's service to mega-agencies include:

..    The Company offers a comprehensive Internet-based, automated solution with back-end processing support for mega-agencies that develop, implement and manage Preferred Lodging Programs for corporations.
..    The Company's highly efficient, automated solution displaces costly, manual, time-consuming and labor intensive Preferred Lodging Program support tasks, thereby reducing the cost to process RFPs.
..    By combining the Company's private-label solution with their core product, mega-agencies are able to broaden their respective service mix to corporations. By cusotmizing the RFP Express(SM) product to the look and feel of the mega-agencies' other services, RFP Express(SM)incorporates seamlessly into products the mega-agencies already offer to their corporate customers.

Current RFP Express Inc. Customers

Global Corporate Users. As of December 2001, RFP Express(SM) is being used to develop, implement and manage the Preferred Lodging Programs for more than 77 global corporate users. Of this total, 57 are direct clients, while 20 are customers of mega-agencies such as American Express, Navigant or Maritz Travel, which use RFP Express(SM) to serve their corporate clients. The Company's expanding customer base now includes many leading firms such as the following:

..        AEGON
..        Amdahl-Fujitsu
..        Bristol-Myers Squibb
..        Colgate Palmolive
..        Commerce One
..        Emerson Electric Co.
..        Gillette Company
..        Halliburton Energy Services, Inc.
..        Ingersoll-Rand
..        Intel
..        Marsh & McLennan Companies
..        Merrill Lynch
..        Motorola
..        Navigant International
..        NEC Australia
..        Occidental Petroleum Corporation
..        PricewaterhouseCoopers
..        Proctor & Gamble
..        Revlon
..        Sears Roebuck & Company
..        Texas Instruments
..        Visa International
..        Weyerhaeuser

Property Management and Hotel Chains. The Company's hotel database currently contains detailed information on over 60,000 hotels worldwide. The Company currently has over 2,700 hotel property clients using the customized RFP Express(SM) Property Version software to respond to global corporate RFPs and gain access to new business opportunities through the unsolicited bid feature provided within RFP Express(SM). The National Account Managers/Property Management Groups ("NAM") sales channel will continue to account for the major portion of hotel sales.

Representative property management and hotel chain customers are as follows:

..        Adams Mark Hotels
..        Best Inns, Suites and Hotels
..        Choice Hotels International
..        Drury Hotels
..        Hawthorn Suites
..        Kimpton Hotel Group
..        La Quinta Inn & Suites
..        Mandarin Oriental Hotel Group
..        Meristar Hotels and Resorts, Inc.
..        Microtel Inn & Suites

--------------------------------------------------------------------------------
                                       4

                                RFP Express Inc.
                           Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

..        New Otani Hotels
..        Preferred Hotels
..        Regency Hotel Management
..        Rydges Hotels and Resorts
..        Six Continents Hotel Group


Mega-Agencies. The Company has established alliances and resale arrangements with several leading mega-agencies including American Express, Navigant and Maritz Travel. For each of these firms, the Company has trained their respective staffs and developed a customized internet-based "front-end" enabling each firm to use RFP Express(SM) and achieve significant cost and operational benefits. The Company works closely with their respective corporate clients to ensure it meets the highest quality standards for its service, as well as the professional standards set forth by each of these major industry participants.

During 2001 no one customer was responsible for more than 10% of total Company revenues. Income by type of customer in 2001 was as follows: mega-agencies contributed 11% to total revenue, corporate customers contributed 27%, hotel groups contributed 49% and individual hotels contributed 13% to total Company revenues. During 2000 the Company had revenue from one client totaling approximately 13% of total revenues. At December 31, 2000, the amounts receivable from this client was approximately $21,000. In 2000, mega-agencies contributed 18% of total revenue and corporate revenue increased to 32%, hotel groups grew to 42% and individual hotels contributed 8%.

Product Lines

RFP Express(SM) is the Company's current flagship service and is the first of a family of internet-based e-commerce services developed to meet the needs of the Company's customers and strategic partners. In 2001 the Company continued to build strong market acceptance for RFP Express(SM). The Company plans to continue focusing on increasing its market share in 2002 against manual processes currently being used by the vast majority of the travel industry.

The Company recently developed a derivative product of RFP Express(SM) targeting the tour group segment of the hospitality industry. Discussions are ongoing with several of the largest tour group companies with a goal to generate interest in beta testing and potential sales. Potential revenue from this product is not presently included in any of the financial projections in the Company's business plan.

The Company recently enhanced the RFP Express(SM) service with a Consortia Response product that will allow hotels to respond through the RPF Express(SM) web site to proposal requests from the Consortia travel guide industry. There are 19 Consortia groups domestically and many more internationally that are in the same business but do not go by the name "Consortia". In 2000, using the RFP Express(SM) response product, two beta clients successfully submitted their responses to 15 Consortia groups. During 2001, 12 clients used the RFP Express
(SM) response product to successfully submit responses to 15 Consortia groups. Indications for 2002 are that a total of 30-40 current and new clients are interested in subscribing to RFP Express(SM) in order to use the Consortia response product.

New Business Initiatives for 2002

Based on the Company's estimates for growth of the online business travel market and positive market acceptance to date for the Company's RFP Express(SM) service among major corporate travel industry participants, the Company projects a modest growth market for its services. The Company plans to utilize its RFP Express(SM) service as an entry point to increase future sales to its customers by enhancing current RFP Express(SM) service, and by launching additional "Express" branded services in the industry leveraging our existing customer base, hotel database and technological infrastructure.

Enhance the RFP Express(SM) Service with Rate Loading Capabilities

The Preferred Lodging Program Services market includes five RFP related processes: RFP preparation, RFP submission, RFP bid list, RFP negotiations and RFP acceptance. Within the RFP Express(SM) service, the Company

--------------------------------------------------------------------------------
                                       5

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

has developed user friendly, internet-based screens to automate these processes, enabling users to perform and manage each of the above processes quickly and easily, with minimal training needed.

With the completion of the acceptance process in late 2001, each user has negotiated final preferred rates, which will apply to all their corporate travel in 2002. For corporate users to receive these preferred rates at check-in time the new rates must first be "loaded" into three separate systems: the individual hotel property management system, the major hotel chains' central reservation system, and the respective booking engines and Global Distribution Service ("GDS") operators. Since each negotiated rate actually includes preferred rates, which vary by season, each negotiated preferred rate requires an average of four rate load transactions. Unless the rate loading transactions are completed immediately upon finalizing the negotiated rates, corporate users will not receive the preferred rates and may incur considerable additional expense.

Currently, the hotel properties have primary responsibility for loading preferred rates for corporate users, though many corporations also load their respective preferred rates directly to ensure the rates are effective and minimize any potential cost exposures. Some corporate users also use third parties to provide both rate loading services, as well as rate loading verification services whereby all preferred properties are contacted to ensure the preferred rates are in place. Whether performed by hotel properties, end users or third parties, rate loading today is a costly, labor intensive, and time-consuming process for all participants. The Company believes typical costs for rate loading services today range from $10 to $20 per rate load transaction and, given the cost exposures, some firms pay third parties as much as $50 per rate load for verification services to ensure preferred rates have been loaded by each property.

Since the RFP Express(SM) service includes all of the final preferred rates for users, rate loading can be provided by linking the Company's services to the major on-line booking engines, the GDS operators, central reservations systems
(CRS) and property management systems for the major property chains. The Company is presently in discussion with one of the largest CRS providers to explore forming an alliance to offer this new product to the industry. The goal is to be able to offer the service in the 2002-2003 season, although there can be no assurances the program will be completed in 2002 or at all.

Distribution

The Company is using dedicated sales staff to support marketing and client liaison activities with Fortune 1000 companies, major organizations, GDS providers worldwide and strategic alliance partners. In addition, the Company's services are being offered via alliances and resale arrangements with several mega-travel agencies. In 2001, the Company signed a reseller agreement with BTTB of Australia to sell RFP Express(SM) in Australia and New Zealand.

Competition

The market for information services in the travel and hospitality sector is complex and rapidly evolving. New strategic relationships are emerging rapidly, and new internet-enabled solutions are impacting the role of traditional intermediaries, such as travel agencies. The Company has numerous competitors, many of which are larger and better established than the Company and have access to greater financial resources than are presently available to the Company. The Company's competitive model views the travel and hospitality services market structure from an electronic commerce perspective. Within its competitive model, all services within the sector are classified into one of three categories:

..    Pre-transactional services are provided to potential users before a
     -----------------
     transaction is consummated such as: viewing prices, RFP processing services and query services.

..    Transactional services consummate a transaction or settlement, such as:
     -------------
     booking a ticket, loading specific rates for lodging or other travel and clearinghouse services.

..    Post-transactional services are the management and support services
     ------------------
     provided after transactions are completed such as: expense management services, cost benchmarking and utilization reporting.

--------------------------------------------------------------------------------
                                       6

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

The Company used its competitive model to review the major industry participants, to assess their relative positioning in each of the above three core e-commerce service areas, to examine its positioning, and to project its outlook in 2002 and beyond. The Company's primary business strategy is to address pre- and post- transactional service opportunities. The Company's primary business is not to consummate the sale of tickets or lodging, but to efficiently enable the process (pre-transaction), as well as provide the tools needed to ensure optimum management of the overall process (post-transaction). By contrast, the popular web-based travel services focus on rate viewing services and selling tickets, a highly competitive, "commoditized" business, with gross margins typically less than those the Company hopes to generate under its service.

The Company's competitive strengths are in preferred lodging programs where it occupies a unique position. The Company believes it maintains one of the world's largest and most robust property databases. The Company also has a rapidly expanding real time and archived transactional database. Coupled with the powerful internet-based e-commerce services we now offer, the Company believes these proprietary database capabilities will enable it to retain a competitive position in the market for pre- and post-transactional services.

Pre-transactional services will continue to be the Company's major emphasis in the future. The Company believes that indirect providers that are entering the Company's market lack the range of capabilities in place to offer the pre- and post-transactional services responsive to market needs. Indirect providers also do not have the proprietary database and archived transactional data needed to be responsive to users' needs. While the Company anticipates competitors will invest in this area in the next several years, the Company plans to maintain a competitive edge and achieve a leading market share.

Research and Development Activities

The Company evaluates new strategy and product ideas regularly. The Company estimates that $57,600 and $83,200 was spent on R&D in 2001 and 2000, respectively.

Employees

As of December 31, 2001, the Company employed 23 full-time staff. None of the Company's employees are covered under a collective bargaining agreement. The Company believes it has stable relations with its employees.

Government Regulation

All of the Company's services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. The Company is also subject to regulations applicable to businesses conducting online commerce. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that additional laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as: property ownership, copyrights and other intellectual property issues, taxation and personal privacy is uncertain, but any new legislation could have a material adverse effect on the Company's business, operating results and financial condition. In addition, some states may require the Company to qualify in that state to do business as a foreign corporation because the Company's service is available in that state over the Internet. Although the Company is qualified to do business in a number of states, failure to meet the qualifications of certain states could subject the Company to taxes and penalties.

As the Company expands its international presence, it will also be subject to various foreign regulations and governing bodies that might limit the Company's products and services. Likewise, the Company may be subject to unexpected changes in regulatory requirements and various tariffs and trade barriers in connection with online

--------------------------------------------------------------------------------
                                       7

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

commerce. While the Company's licensees will generally be responsible for complying with applicable regulations, any failure on their part to comply may have an adverse effect on the Company.

Service Marks and Trademarks

The Company has filed U.S. Trademark Applications for "RFP Express". Another conflicting registration for "RFP Express" has also been filed. Although the Company believes it will retain the right to use the RFP Express name, the conflicting application may cause the Company's registration of the name to be denied. The Company also relies on common law, including the law of unfair competition, to protect its service marks and services. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its service marks.

Item 2.  Properties.

At the end of 2001, the Company was headquartered in San Diego, California. The Company leases approximately 7,350 square feet at its headquarters at a cost of $14,147 per month. In January, 2002 the lease was re-negotiated to $8,900 per month and the Company gave up 3,460 square feet of space. The Company now occupies 3,890 square feet at its headquarters in San Diego, California. The lease expires on June 30, 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the stockholders in the fourth quarter of 2001.

--------------------------------------------------------------------------------
                                       8

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the Nasdaq Over-the-Counter Bulletin Board under the symbol "RFPX." The following table lists the high and low closing price of the Company's common stock for each quarter of 2001 and 2000. The information included in the table represents prices between dealers exclusive of retail mark-up, mark-down and may not necessarily represent actual transactions.

                                             2001              2000
                                          High      Low     High      Low
     First Quarter ..............       $0.160   $0.080   $3.375   $1.312
     Second Quarter .............        0.230    0.080    1.875    0.437
     Third Quarter ..............        0.140    0.040    0.562    0.040
     Fourth Quarter .............        0.050    0.050    0.240    0.093

As of December 31, 2001, there were 448 stockholders of record of the common stock of the Company.

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

On October 13, 2000, the Company issued warrants to NextGen Fund II, L.L.C. and NextGen SBS Fund II, L.L.C. to purchase 900,000 and 600,000 shares of the Company's common stock, respectively. The warrants are exercisable for $0.03 per share until October 13, 2001. The warrants were issued in connection with NextGen's guaranty of the Company's bank line of credit in July 2000. The Company believes the issuance to be exempt from registration under (S)4(2) of the Securities Act.

On November 7, 2000, the Company entered into a debt settlement agreement with RFF Family Partnership L.P. ("RFF"). In connection with the settlement agreement, on December 5, 2000, the Company issued RFF a warrant to purchase 100,000 shares of the Company's common stock for $0.10 per share. The warrant is exercisable until December 5, 2003. In connection with the issuance of the warrant, two previous warrants held by RFF to purchase 50,000 shares of the Company's common stock each were canceled. The Company believes the issuance of the warrant to be exempt from registration under (S)4(2) of the Securities Act.

On December 1, 2000, the Company entered into a settlement agreement with Tel.n.form, Inc. Tel.n.form previously provided consulting services to support IXATA.COM's business. The majority owner of Tel.n.form is the Gluckman Family Trust, which is a significant shareholder of the Company, and Fred Gluckman, a director of the Company, is the Chairman of the Board of Tel.n.form. See "Certain Relationships and Related Transactions." In connection with the settlement agreement, on December 5, 2000, the Company issued Tel.n.form a warrant to purchase 100,000 shares of the Company's common stock for $0.10 per share. The warrant is exercisable until December 5, 2003. The Company believes the issuance to be exempt from registration under (S)4(2) of the Securities Act.

On December 5, 2000, the Company entered into the Series C Convertible Preferred Stock and Series C Convertible Preferred Stock Warrant Purchase Agreement. Pursuant to the stock purchase agreement, as of March 31, 2001 the Company has issued a total of 1,495,461 shares of its newly authorized Series C preferred stock and warrants to purchase an additional 1,460,000 shares of preferred stock to NextGen Fund II, L.L.C., NextGen SBS Fund II, L.L.C., Michael W. Wynne, the Company's Chief Executive Officer, Zimri C. Putney, a member of the Company's Board of Directors, and other private investors. See "Management's Discussion and Analysis of Financial

--------------------------------------------------------------------------------
                                        9

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

Condition and Results of Operations - Recent Events." The Company believes the issuance to be exempt under (S)4(2) and Rule 506 of the Securities Act.

Pursuant to the December 5, 2000 stock purchase agreement, on March 9, 2001 the Company issued an additional 250,000 shares of Series C preferred stock and warrants to purchase an additional 250,000 shares of preferred stock to NextGen Capital, L.L.C. The shares and warrants were divided 100,000 shares and warrants to NextGen SBS Fund II, L.L.C. and 150,000 shares and warrants to NextGen Fund II, L.L.C.

Pursuant to the December 5, 2000 stock purchase agreement, on June 15, 2001 the Company issued an additional 500,000 shares of Series C preferred stock and warrants to purchase an additional 500,000 shares of preferred stock to NextGen Capital, L.L.C. The shares and warrants were divided 200,000 shares and warrants to NextGen SBS Fund II, L.L.C. and 300,000 shares and warrants to NextGen Fund II, L.L.C. In addition, on August 8, 2001, the Company issued 90,000 shares of Series C preferred stock and warrants to purchase an additional 90,000 shares of preferred stock to NextGen Capital, L.L.C. These shares and warrants were divided 54,000 shares and warrants to NextGen Fund II, L.L.C. and 36,000 shares and warrants to NextGen SBS Fund II, L.L.C.

On December 5, 2000, the Company satisfied a $50,000 debt by agreeing to issue 500,000 shares of unregistered common stock. The common stock was issued on January 4, 2001. The fair value of the stock was $48,380 and resulted in a gain of $1,620 upon settling the debt. The stock issuance was recorded in two parts, 50,000 shares as of December 5, 2000 resulting in a gain of $43,470 and 450,000 shares as of January 4, 2001 resulting in a loss of $41,850. The loss recorded in 2001 is a correcting entry to the gain recorded in 2000. The Company believes the issuance of the stock to be exempt from registration under (S)4(2) of the Securities Act.

On October 3, 2001 the Company issued 500,000 shares of its unregistered common stock to Michael W. Wynne, CEO of RFP Express Inc. from December 5, 2000 through July 31, 2001. The shares were issued in accordance with the terms of his employment agreement. The Company believes the issuance of the stock to be exempt from registration under (S)4(2) of the Securities Act.

On October 12, 2001 NextGen Capital, L.L.C. exercised warrants related to a line of credit guarantee and the Company issued 1,500,000 shares of its unregistered common stock to NextGen Capital at that date. The shares were divided 900,000 shares to NextGen Fund II. L.L.C. and 600,000 shares to NextGen SBS Fund II, L.L.C. The Company believes the issuance of the stock to be exempt from registration under (S)4(2) of the Securities Act.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

Introduction

The following describes certain factors which produced changes in the results of operations of the Company during the year ended December 31, 2001 and as compared with the year ended December 31, 2000 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Annual Report.

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

--------------------------------------------------------------------------------
                                       10

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

business no longer considered essential for the new strategy and purchasing a company (IXATA.COM) whose business thrust is in line with the new strategy.

As of November 30, 2000, the Company moved from the development stage to a Company supporting regular operations. Market reaction to the Company's service has been positive and management believes the Company's progress supports its reaching profitable operations in the near future, however, there can be no assurance that the Company will do so during 2002, or at all.

Results of Operations

Revenues

Revenues are a function of subscription revenue recognized over the life of the contract and transaction revenues billed in the month of activity. The Company increased revenues for its RPF Express(SM) product in 2001 to $1,131,609 from $697,986 for 2000. The Company achieved a 62% increase in total revenues for the twelve months ending December 31, 2001 over total revenues for the prior year. Transaction revenues (RFP's sent) were similar during the twelve months ending December 31, 2001 and 2000, at $322,361 and $324,668, respectively. Subscription revenues more than doubled during 2001 to $792,204 from $335,126 during 2000. The remaining balances are attributable to miscellaneous income earned during the year. Most of the increase in subscription revenues was gained from increases in per hotel prices for the hotel management group product during the year. The total customer count in each category is virtually the same as in the prior year with the exception of a 17% increase in hotel group customers. The Company expects that revenues from RFP Express(SM) will continue to grow at a steady rate on a long-term basis.

Operating Expenses

Selling, general and administrative expenses (SG&A) were $2,976,901 for the year ended December 31, 2001 as compared to $4,928,599 for 2000. This represents a $1,951,698 or 40% decrease in SG&A expenses from the prior year. The largest component of SG&A expense, wages and associated taxes, decreased in 2001 to $1,626,398 from $2,240,821 in 2000. This 27% decrease is attributable to a decrease in headcount at both the staff and management levels. Depreciation and amortization expense decreased dramatically in 2001 to $44,134 from $695,119 in 2000. During 2001 the only remaining depreciable assets on the books were fixed assets and intellectual property. Goodwill created by the acquisition of IXATA, Inc. in 1999 was deemed impaired in June 2000. Previously this asset was amortized at $111,748 per month. Thus, the amortization expense for 2000 is approximately $670,000 greater than in 2001. Consulting expenses decreased to $89,308 in 2001 from $274,600 in 2000. Legal and professional fees decreased to $164,622 in 2001 from $333,380 in 2000. This decrease was due to one-time legal and professional fees associated with completing the NextGen transaction in 2000 that did not recur in 2001. Travel and entertainment expenses decreased to $34,725 in 2001 from $168,895 in 2000. This decrease was due to less frequent travel by the sales department and senior executives. Cumulatively, these differences account for $1,753,628 of the $1,951,698 decrease in SG&A expense during the twelve months ending December 31, 2001 as compared to the same period in 2000.

Total Operating Expense decreased to $2,976,901 in 2001 from $10,292,488 in 2000. In addition to the decrease in SG&A expenses discussed above, the decrease in total operating expense was due to a one time write-off of goodwill from the acquisition of the Company's IXATA.COM subsidiary totaling $5,363,889. In June 2000 the Company reviewed its long-term business plan and future undiscounted cash flows without interest charges and determined that the goodwill created by the acquisition of IXATA.COM in 1999 had become impaired. As a result of the impairment in 2000, the Company recognized an impairment loss of $5,363,889 on the unamortized balance of goodwill.

Interest expense decreased to $27,684 in 2001 from $543,654 in 2000. Interest expense through the twelve months ended December 31, 2001 reflects interest accrued on notes payable to former officers for deferred salary and the

--------------------------------------------------------------------------------
                                       11

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

Tel.n.Form technology note. In 1999, IXATA.COM purchased the software code for the RFP Express(SM) product from Tel.n.Form Interactive. The Company issued a long-term note payable to Tel.n.Form for the technology asset, which had an estimated value of $10,000. Interest expense through the twelve months ended December 31, 2000 reflects accrued interest on long and short-term notes payable in addition to the Tel.n.Form technology note. At the end of 2000 most of these notes were restructured as a part of completing the NextGen transaction. Due to the nature of troubled debt restructure, the future interest payable on the restructured notes was recognized in the period of the restructure and carried on the books as the principal amount of the note. No interest accrual related to these debts will appear in any future period until these notes are paid. The loss on marketable equity securities decreased to $0 in 2001 from $300,000 in 2000. The marketable security acquired as a result of selling the prepaid cellular product line in 1999 was written off at the end of 2000 when the market value of the stock reached zero. A loss of $41,850 was recorded in 2001 for stock issued to settle debts. Interest income in 2001 decreased almost to $0 from $908 in 2000 due to closing all east coast interest bearing bank accounts and transferring funds to a local non-interest bearing account.

An extraordinary gain of $12,549 was recorded in 2001 as compared to an extraordinary gain of $2,187,911 recorded in 2000. Both gains were recorded as a result of restructuring long-term and short-term troubled debt. The debt restructure was required to complete the NextGen transaction. The amount recorded in 2001 represents a few trailing agreements that were completed after December 31, 2000.

The net loss in 2001 decreased to $1,902,525 from $8,205,867 in 2000. This decrease is due to three factors. First, the $1,951,698 decrease in SG&A expenses in 2001 from 2000 as discussed above. Additionally, there were two events that affected the December 31, 2000 income statement that did not recur in 2001. The impairment loss recorded for unamortized goodwill at June 30, 2000 added $5,363,889 to expense for the previous year and the extraordinary gain on troubled debt restructure required to complete the NextGen transaction reduced net loss by $2,187,911 for the previous year. These three factors net to $5,127,676 of the $6,355,842 decrease in net loss during 2001 from 2000.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expects that such losses will continue to increase as the Company focuses on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations may not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company had working capital deficits of $1,013,276 and $630,401 as of December 31, 2001 and 2000, respectively, and incurred net losses of $1,902,275 and $8,205,867 for 2001 and 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To address its financing needs, in 1999 the Company pursued a multiple phase strategy and retained an investment banking firm, Scott & Stringfellow, Inc. (S&S), to assist and advise the Company in the process. On October 12, 1999, the Company entered into a relationship with S&S to act as the exclusive financial advisor to the Company in connection with the exploration of potential alternative strategic transactions. During the initial phase of the Company's funding efforts from November 1999 to April 2000, the Company secured financing from private investors in exchange for shares of the Company's common stock, raising a net amount of $1.8 million from these individuals.

The second phase of the financing plan was to raise between $2.5 million and $10 million in equity from strategic and institutional investors. In early 2000 investor interest in Internet-related investments decreased dramatically. As a result the Company was unable to proceed with the second phase of the financing plan.

In July 2000 the Company announced that it had encountered cash flow problems due to delays in securing new funding but continued to search for new investors. On July 27, 2000, the Company announced it had secured a new $100,000 bank line of credit to provide limited near term financing to support Company operations. A note payable to BB&T Bank bearing interest at prime plus 2% secured the line of credit. Principal and interest were due on

--------------------------------------------------------------------------------
                                       12

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

December 5, 2000. This was extended on a month-to-month basis at prime plus 4% until it was paid off in February 2001. NextGen guaranteed the line of credit in exchange for warrants to purchase 1,500,000 shares of common stock at $0.03 per share. The fair value of those warrants was approximately $307,000 which was expensed to interest.

In September 2000, a preliminary agreement for funding was reached with NextGen Capital, a Virginia-based venture capital firm specializing in high technology and internet-related investments. On December 5, 2000, the Company closed a funding with NextGen and other private investors, issuing shares of its newly-authorized Serics C preferred stock and warrants to purchase shares of preferred stock. In connection with the financiang, NextGen agreed to milestones by the Company. The Company's relationship with NextGen continued through 2001 as the Company met the required funding milestones during the year. As of December 31, 2001, the Company had issued 2,085,461 shares of its preferred stock and warrants to purchase an additional 1,960,000 shares of preferred stock to NextGen and other private investors for a total of $2,300,000. NextGen has committed to continue funding the growth of the Company and its product development, and will provide support in the form of loans to the Company, the final structure of which is currently being negotiated.

At December 31, 2001, the Company had cash and cash equivalents of $0 as compared to $250,744 at December 31, 2000. While the Company was able to sustain operations through receivable collections through a majority of the third and all of the fourth quarters in 2001, sales targets were missed for the fourth quarter due to the events of September 11/th/ and a general slowing in the U.S. economy. As a result there was no surplus cash for continued operations at the close of 2001. The Company had accounts receivable totaling $107,708 at December 31, 2001 as compared with $153,130 at December 31, 2000. The decrease in accounts receivable was the result of slower than anticipated fourth quarter sales. Accounts receivable collections remained steady through most of 2001 but slowed during the final quarter due to the events of September 11/th/. Net cash used by operating activities was $993,437 in 2001 compared to $2,290,744 in 2000 mainly due to decrease in; accounts receivable, accounts payable, related party payables and accrued interest in 2001 vs. 2000. Net cash used in investing activities in 2001 was $86,744 as compared to $47,489 in 2000 for the purchase of fixed assets during the year. Net cash provided by financing activities in 2001 totaled $829,436 compared to $2,262,832 in 2000. The need for financing from outside sources decreased during 2001 as the Company was better able to support its operations through increased sales and decreased operating expenses. However, there is no guarantee that NextGen will be able to provide funding as needed.

Future minimum principal payments on notes payable are as follows:

                            Year Ending December 31,
                            ----------------------------------------------------
                                     2002                               $ 54,000
                                     2003                                946,199
                                     2004                                 46,454
                                     2005                                 32,084
                                     2006                                 18,000
                                     Thereafter                           12,028
                            ----------------------------------------------------
                                                                      $1,108,765
                            ====================================================

Seasonality

Sales of the Company's RFP Express(SM) products and services are generally seasonal in nature. Most of the RFP processing transactions and related billable activities occur in the third and fourth quarter. While the Company is pursuing new services, which may reduce the revenue volatility of our business, there can be no assurance when revenues from such services will be realized.

--------------------------------------------------------------------------------
                                       13

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

Summary of Significant Accounting Policies

Critical Accounting Standards

The Company recognizes revenue from transaction revenues and sales of subscriptions. Transaction revenues are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Subscription revenues are recognized over the period of the subscription. An allowance has been provided for uncollectible accounts based on management's evaluation of the accounts and the customer's payment history.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS 123 in 1997. The Company values its stock and stock options at fair value in accordance with SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

New Accounting Standards

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards for derivative instruments. The Company has not in the past, nor does it anticipate that it will, engage in transactions involving derivative instruments which will impact the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of SFAS No. 141 and 142 effective January 1, 2002. Management believes the adoption of SFAS No. 141 and 142 will not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of SFAS No. 143 for the first quarter of 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition. The Company is required to adopt SFAS No. 144 no later than the first quarter of 2002.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $521,000 in 2001, from $1,839,000 at December 31, 2000 to $2,360,000 at December 31, 2001.

--------------------------------------------------------------------------------
                                       14

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

..    The Company has a short operating history upon which to base an investment decision. The Company established a new strategic objective of refocusing the Company's mission to pursue Internet-related and e-commerce opportunities in the travel and hospitality service markets in late 1998. As a result, its business plan is currently in the early stage and, accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, the Company must, among other things, attract a number of major corporate clients/customers and strategic alliance partners, implement and successfully execute its marketing and sales strategy, and successfully recruit and motivate qualified sales and technical personnel. There can be no assurance that the Company will be successful in addressing these risks, and the failure to do so could have a material adverse effect on the Company. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of an early stage business. It is impossible to predict the degree of success the Company will have in achieving its objectives.

..    The Company may require additional capital, which it may not be able to obtain. As the Company continues to implement its business plan, present sources of financing may not be adequate to support the Company's increased cash needs. The Company may not be able to obtain future equity or debt financing on satisfactory terms or at all. If the Company fails to obtain necessary short-term financing, it may not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations. The Company's auditors issued an opinion on its most recent audit of the Company's financial statements that, based on the Company's losses and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern if it does not obtain additional debt or equity financing.

..    The Company's failure to protect or maintain its intellectual property rights could place it at a competitive disadvantage and result in loss of revenue and higher expenses. The Company's performance and ability to compete are dependent to a significant degree on its proprietary electronic commerce system and services. The steps the Company has taken to protect its proprietary intellectual property rights may not prevent or deter someone else from using or claiming rights to its intellectual property. Third party infringement or misappropriation of trade secrets, copyrights, trademarks or other proprietary information could seriously harm the Company's business. The Company also cannot assure that it will be able to prevent the unauthorized disclosure or use of its proprietary knowledge, practices and procedures if its senior managers or other key personnel leave it. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may claim that the Company has violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may distract management from day-to-day operations of the Company.

..    The Company's business prospects depend on demand for and market acceptance of the Internet. The Company is currently dependent on the Internet as an access and transmission medium to provide its services. Any decrease in the use of the Internet for electronic commerce transaction would have a materially adverse effect on the Company's operating margins. Failure to promote Internet access as the preferred means of accessing the Company's service could also have a materially adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its Internet based e-commerce operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.

--------------------------------------------------------------------------------
                                       15

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

..    If the Company's market does not grow as expected, its revenues will be below its expectations and its business and financial results will suffer. The Company is engaging in a developing business with an unproven market. Accordingly, it cannot accurately estimate the size of its market or the potential demand for its services. If its customer base does not expand or if there is not widespread acceptance of its products and services, its business and prospects will be harmed. The Company believes that its potential to grow and increase its market acceptance depends principally on the following factors, some of which are beyond its control:

         (a) the effectiveness of its marketing strategy and efforts;
         (b) its product and service quality;
         (c) its ability to provide timely, effective customer support;
         (d) its distribution and pricing strategies as compared to its competitors;
         (e) its industry reputation; and
         (f) general economic conditions.

..    Any failure of the Company's Internet and e-commerce infrastructure could lead to significant costs and disruptions which could reduce revenues and harm business and financial results. The Company's success, in particular its ability to automate the RFP process successfully, largely depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Temporary or permanent loss of data or systems through casualty or operating malfunction could have a materially adverse effect on the Company's business.

..    The Company could lose customers and expose itself to liability if breaches of its network security disrupt service to its customers or jeopardize the security of confidential information stored in its computer systems.
     Despite the implementation of network security measures, the Company's network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Any of these acts could lead to interruptions, delays or cessation in service to the Company's customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in the computer systems and the Company's customers' computer systems, which may result in liability to existing customers and may also deter potential customers. Any security measures the Company implements may be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions or delays to the Company's customers that could cause harm to the Company's reputation as well as its business and financial results.

..    Rapid growth in the Company's business could strain its resources and harm its business and financial results. The planned expansion of the Company's operations will place a significant strain on its management, financial controls, operations systems, personnel and other resources. The Company expects that its customers increasingly will demand additional information, reports and services related to the services and products the Company currently provides. If the Company is successful in implementing its marketing strategy, it also expects the demands on its network infrastructure and technical support resources to grow rapidly, and it may experience difficulties responding to customer demand for its services and providing technical support in accordance with its customers' expectations. The Company may not be able to keep pace with any growth successfully implement and maintain its operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, management, or operational and financial resources necessary to manage a developing and expanding business in an evolving industry. If the Company is unable to manage growth effectively, it may lose customers or fail to attract new customers and its business and financial results will suffer.

..    The Company may not be able to compete in its highly competitive market.
     The Internet-based electronic commerce market has become increasingly competitive due to the entry of large, well-financed service

--------------------------------------------------------------------------------
                                       16

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

     providers into the market. Other potential competitors in the market for Internet-based electronic commerce services for the travel and hospitality industry may include companies with substantially greater financial and marketing resources than those of the Company. No assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. The Company may not be able to operate successfully in this competitive environment. Direct competitors today include Lanyon, among others seeking to enter the market for e-commerce services targeting the travel and hospitality sectors. While to date the market reaction to the Company's service has been positive vis-a-vis competitive services, there is no assurance this will continue in the future.

..    The Company depends on the services of senior management and other key personnel and the ability to hire, train and retain skilled employees. The success of the Company will be dependent on the skill, experience and performance of the senior management team and other key personnel, such as software developers. In addition, the Company has recently experienced significant changes in the composition of its senior management team and Board of Directors. The competition for qualified personnel in the industry and geographic region could harm the Company's ability to replace any of the members of the senior management team if it were to lose their services in the future. There has been significant turn-over in the Company's management team. If the Company is not able to attract new management and key personnel, or retain and motivate existing management and key personnel, it could disrupt or delay the Company's business or could otherwise have a material adverse effect on the Company's business.

..    Risks associated with operating in international markets could restrict the
     Company's ability to expand globally and harm its business and prospects. The Company markets and sells its services and products in the United
     States and internationally. The Company's failure to manage its international operations effectively could limit the future growth of its business. There are certain risks inherent in conducting the Company's business internationally, such as:

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

..    Government regulation and legal uncertainties could limit the Company's business or slow its growth. Although Internet-based electronic commerce is not currently subject to government regulation, it is under increased scrutiny by regulatory agencies and may undergo rapid and drastic regulatory changes. There can be no assurances that one or more services currently offered by the Company will not be negatively impacted by newly-created or interpreted regulations. See "Business - Government Regulation."

..    The Company's operating results may fluctuate in future periods which may cause volatility or a decline in the price of its common stock. The Company may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Such fluctuations may cause the price of its common stock to fall. Factors that may adversely affect the Company's quarterly operating results include, without limitation:

         (a) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction;
         (b)  the mix of products and services sold by the Company;
         (c) the announcement or introduction of new products and services by the Company and its competitors;
         (d)  price competition in the industry;

--------------------------------------------------------------------------------
                                       17

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

         (e) the amount and timing of operating costs and capital expenditures relating to any expansion of the Company's business, operations and infrastructure;
         (f)  governmental regulation; and
         (g) general economic conditions and economic conditions specific to the travel and hospitality industry.

     Further, stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of the Company's stock without regard to the Company's operating performance. In 2001, the Company's stock closed as high as $0.23 and as low as $0.04. See "Market for Registrant's Common Equity and Related Stockholder Matters." In addition, the Company's operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of the stock would likely significantly decrease.

..    The Company's executive officers, directors, and parties related to them, in the aggregate, control 83% of the Company's voting Stock and may have the ability to control matters requiring stockholder approval. The Company's executive officers, directors and parties related to them own a large enough stake in the Company to determine matters presented to stockholders, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. In addition, certain executive officers, directors and other shareholders, representing 76% of the Company's outstanding common stock, have entered into a voting agreement in which the parties agree to vote their shares for certain directors. As a result, these stockholders may have the ability to control the election and removal of directors. See "Security Ownership of Certain Beneficial Owners and Management - Voting Agreement." Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

..    The Company's common stock may be delisted from the Nasdaq Over-the-Counter
     Bulletin Board Service. In order to maintain the listing of its common stock for trading on the Nasdaq Over-the-Counter Bulletin Board Service, the Company must make required filings with the Securities and Exchange Commission. If the Company's stock were to be delisted, there would be no public market for the Common Stock and stockholders would have difficulty liquidating their investment. The Company has been delinquent in its filings and Nasdaq has appended an "E" to the Company's trading symbol, indicating it is not in compliance with its filing requirements, on several occasions. Although the Company believes that the filing of this Annual Report with the Securities and Exchange Commission brings the Company into compliance, allowing it to retain its stock listing on the Nasdaq Bulletin Board, there can be no assurance that it will be able to do so.

..    Our business partially depends of the free flow of services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States. Transportation, mail, financial, and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business.

..    The September 11, 2001 terrorist attacks have dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. Management anticipates continued pressures on revenues over the next twelve months due to decreased occupancy, the effects of the September 11, 2001 attacks, the subsequent war on terrorism which will continue to have a significant impact on travel and lodging demand and the weakening of the U.S. economy.

--------------------------------------------------------------------------------
                                       18

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

--------------------------------------------------------------------------------
                                       19

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

Certain information about the directors and executive officers of the Company as of December 31, 2001 is included below.

--------------------------------------------------------------------------------------------------------------------


                                                                                                       Director or
           Name            Age    Position                                                            Officer Since

--------------------------------------------------------------------------------------------------------------------
Fred Gluckman               52    Director                                                                July 1999
--------------------------------------------------------------------------------------------------------------------
Michael M. Grand            62    Director                                                               April 1997
--------------------------------------------------------------------------------------------------------------------
Edward C. Groark            56    Director                                                            December 2000
--------------------------------------------------------------------------------------------------------------------
Zimri C. Putney             59    Director                                                            December 2000
--------------------------------------------------------------------------------------------------------------------
John C. Riener              60    Chief Executive Officer and Chairman                                    June 2001
--------------------------------------------------------------------------------------------------------------------

The following describes the business background and the experience of each of the directors and executive officers of the Company:

Fred Gluckman is Executive Vice President - Technology and Automation of the Company's IXATA.COM subsidiary and was appointed a Director of the Company July 1, 1999. Mr. Gluckman is a co-founder of IXATA.COM. Since 1994, Mr. Gluckman was co-founder and CEO of Tel.n.Form, Inc., a privately held provider of automated sales lead and related information to auto dealerships and financial institutions. Through Mr. Gluckman's many joint ventures, he has gained a reputation as one of the leading experts in the use of automation to eliminate costly, redundant business processes. Born in Israel and raised in Canada, Mr. Gluckman holds a Bachelor of Science degree from McGill University.

Michael M. Grand has been a director of the Company since its inception. Mr. Grand is an attorney practicing in the areas of commercial and real estate law and is a member of the Michigan bar. Mr. Grand is the President and sole shareholder of Parthenon Holdings, LLC, a holding company and shareholder of Montpilier Holdings, Inc. ("Montpilier"), a holding company and a significant stockholder of the Company.

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

Zimri C. Putney has been the Managing Director and Chief Executive Officer of NextGen Capital, LLC since December 1997. He has over thirty years of experience as a venture capitalist, investor, executive and scientist in technology companies. As co-founder, President and Chief Executive Officer of the management consulting firm Putney & Eckstein, Inc., he assisted technology CEOs in areas of business and marketing strategy, quality management and operations from 1993 to December 1997. For Solarex Corporation, the world's leading photovoltaic company, he headed research and development and marketing in over 70 countries before and after its acquisition by Amoco. For nearly ten years he served as an award-winning scientist, inventor and technology manager for IBM. Mr. Putney earned a B.S. degree in Physics from Syracuse University and an Sc.M. from Brown University.

--------------------------------------------------------------------------------
                                       20

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

John C. Riener has over twenty-five years of general management experience both with large complex multinational corporations as well as early stage technology companies. Mr. Riener began his management career with American Express, where he became the first CEO of American Express Travel Management Services. Under his leadership American Express Travel Management Services became the largest travel company in the world and the largest profit contributor to American Express, Inc. During his fourteen-year career with American Express, he was also CEO of the Corporate Card Division, CEO of the Money Order Division and Senior Vice President of Marketing for the consumer card organization. After leaving American Express in 1986, he became CEO of Gelco Travel and Payments Systems where he increased sales and profit significantly for both companies. In 1989 the Carlson Companies acquired Gelco Travel and Mr. Riener became CEO of the new Carlson Travel Commercial Company. Carlson Travel became the second largest travel company in the world. In 1997 Mr. Riener became President of Terion Inc., a venture backed early stage technology company which provided two-way wireless communications to the transportation industry, utilizing unique RF technology. Under his leadership, the company attracted over $30 million in funding and formed strategic partnerships with leading transportation companies including; Penske Capital, Detroit Diesel, Delphi Automotive, Knight Transportation, and GATX. In June 2001, Mr. Riener became President and CEO of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership of the common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all (S)16(a) forms they file. In 2001, NextGen, one of the Company's significant stockholders, failed to timely report its purchase of shares of preferred stock and warrants to purchase preferred stock on Form 4 but subsequently made the required filing. Based solely on its review of copies of these reports furnished to the Company or written representations that no reports were required, the Company believes that all other (S)16(a) filing requirements were met in 2001.

Item 10. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid by the Company during the past year to John C. Riener, the Company's current Chief Executive Officer and Chairman of the Board, and Michael W. Wynne, the Company's former Chief Executive Officer and Chairman of the Board. No executive officer received annual compensation in excess of $100,000 in 2001.

--------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                    Long-Term Compensation
                                  -------------------                    -----------------------
                                 Fiscal
                                 Year          Salary                Restricted Stock         Options
  Name                           ----                                ----------------         -------
--------------------------------------------------------------------------------------------------------------
  John C. Riener, CEO   (1)      2001        $ 120,000                  500,000 (3)          2,000,000

--------------------------------------------------------------------------------------------------------------

  Michael W. Wynne,     (2)      2001        $       1                  500,000 (4)          1,500,000
  (Former CEO)                   2000        $       1                1,500,000 (5)          3,000,000  (6)

  ------------------------------------------------------------------------------------------------------------

  (1) John C. Riener became President and CEO of the Company May 24, 2001.


--------------------------------------------------------------------------------
                                       21

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

          (2) Mike W. Wynne became Chairman and CEO of the Company December 5, 2000. He resigned his position when he was confirmed to a post with the Bush Administration on July 31, 2001.

          (3) Per Mr. Riener's employment agreement, he received a 500,000 share restricted stock award, 125,000 of which vested in November 2001. The fair value of the stock on the date of the grant was $115,000.

          (4) Per Mr. Wynne's amended employment agreement, he received a 500,000 share restricted stock award which vested July 31, 2001. The Company issued the shares in October 2001 at a fair value of $25,000.

          (5) Per Mr. Wynne's original employment agreement, he received a 1,500,000 share restricted stock award which would vest 500,000 shares annually over three years. The fair value of the stock on the date of the grant was $135,000. These grants were cancelled when Mr. Wynne resigned.

          (6)  These options were cancelled when Mr. Wynne resigned.

Option Grants in 2001

The following table summarizes information concerning options granted during 2001 to Messrs. Reiner and Wynne:

--------------------------------------------------------------------------------------------------------------------
                                Shares of         Percent of
                                 Common         Total Options
                                 Stock            Granted to        Exercise       Market Value
                               Underlying       Employees in       Price Per       per Share on       Expiration
Name                            Options          Fiscal 2001         Share         Date of Grant         Date
--------------------------------------------------------------------------------------------------------------------
John C. Riener                  2,000,000            41.2%            $0.18             $0.18           05/24/11

--------------------------------------------------------------------------------------------------------------------

Michael W. Wynne                1,500,000            30.9%            $0.09             $0.09           05/22/11

--------------------------------------------------------------------------------------------------------------------

Option Exercise in 2001 and Values at 2001 Year-End

The following table summarizes information with respect to the unexercised options held Messrs. Reiner and Wynne as of December 31, 2001. Also reported are values of "in-the-money" options, that is, the amount by which the exercise price of the option is exceeded by the last sale price of the Common Stock on December 31, 2001.

--------------------------------------------------------------------------------------------------------------------
                        Shares                      Number of Shares                  Value of Unexercised
                       acquired                     Underlying Unexercised              In-the-Money Options
                                                Options at December 31, 2001           at December 31, 2001
                        on        Value       ----------------------------------------------------------------------
Name                   exercise   Realized     Exercisable     Unexercisable      Exercisable      Unexercisable
--------------------------------------------------------------------------------------------------------------------
John C. Riener             --         $ -         500,000         1,500,000            $ 0               $ 0

--------------------------------------------------------------------------------------------------------------------

Michael W. Wynne           --         $ -        1,500,000           -0-               $ 0               $ 0

--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                       22

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

Long-Term Incentive and Pension Plans

The Company has a 401(k) retirement savings plan for its employees which allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation. The Company matches 25% of the employee's contributions up to 4% (1% of gross compensation).

Director Compensation

Members of the Board of Directors are not compensated for their services as directors. The Company's 1997 Directors' Option Plan (the "Directors' Option Plan") provides for the automatic "formula" grant to each director of an option to purchase 50,000 shares of the Company's common stock, $0.001 par value per share (the "Common Stock"), on the date of his or her initial election to the Board of Directors. Recently, new directors joining the Board have not received options under the Directors Option Plan, as there were no options available for grant under this plan.

Employment Agreements

The Company entered into an employment agreement with Mr. Riener as of May 24, 2001 to serve as President and Chief Executive Office of the Company. Mr. Riener's salary was $120,000 during 2001. In addition, the Company granted Mr. Riener a restricted stock award of 500,000 shares with 125,000 shares vesting annually on each May 24 beginning in 2002. The Company also issued Mr. Riener options to acquire 2,000,000 shares of the Company's Common Stock with 500,000 options vesting on November 24, 2001 and 500,000 options vesting annually on May 24 beginning in 2002. The exercise price of the options is $0.18, the market price on the date of the grant.

The Company had previously entered into an employment agreement with Mr. Wynne as of December 20, 2000 to serve as Chief Executive Officer and Chairman of the Company. Mr. Wynne's salary was $1.00 per year. In addition, to incent Mr. Wynne, the Company granted him a restricted stock award of 1,500,000 shares. The Company also issued Mr. Wynne options to acquire up to 4,500,000 shares of the Company's Common Stock. Mr. Wynne stepped down from his position with the Company when he was selected to serve in a position for the U.S. government by President Bush's administration. Mr. Wynne left the Company on July 31, 2001. His employment agreement was restructured prior to his resignation. He was granted 500,000 shares and retained options for 1,500,000 shares, both vesting on the date he resigned. The remainder of his stock and option awards were cancelled.

The Company executed an employment agreement with Robert Cuthbertson as of November 20, 2000 to serve as General Manager of IXATA.COM. Mr. Cuthbertson's salary compensation was $150,000 annually in addition to a $15,000 signing bonus. Mr. Cuthbertson was issued options to acquire 500,000 shares of the Company's Common Stock with 25% vesting May 20, 2001 and 25% annually on May 20 each year of continued employment. On December 7, 2000 Mr. Cuthbertson was appointed the Chief Financial Officer of the Company. In cost cutting measures, Mr. Cuthbertson resigned from the Board of Directors and his position was terminated August 24, 2001. In a severence agreement that superceeded his previous employment agreement, Mr. Cuthbertson was granted options to purchase 333,000 shares of the Company's Common Stock which vested immediately and three additional months salary.

The Company executed an employment agreement with Paul Silverman on November 1, 1998 to serve as Chief Executive Officer. Mr. Silverman's salary compensation was $150,000, increasing to $180,000 per year after the Company secured minimum new funding of $750,000. Mr. Silverman's employment agreement was extended through December 31, 2000. Under the terms of the extended agreement, Mr. Silverman's annual salary increased to $200,000. In addition, Mr. Silverman received options to acquire 100,000 shares of the Company's common stock upon securing a minimum new funding of $3 million. In December 2000 at the completion of the transaction with NextGen Capital, Mr. Paul Silverman was replaced as Chief Executive Officer of the Company by Michael W. Wynne. As part of Mr. Silverman's severance agreement with the Company he completed his contract with the

--------------------------------------------------------------------------------
                                       23

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

Company through December 31, 2000 and returned his options to acquire 100,000 shares of common stock granted earlier in the year. Mr. Silverman was granted instead options to acquire 50,000 shares of the Company's stock at the market price in December 2000.

The Company executed an employment agreement with Andrew Kent effective June 30, 1999 to serve as Chief Financial Officer. Mr. Kent's salary compensation was $120,000. Mr. Kent's employment agreement was extended through December 31, 2000. Under the terms of the extended agreement, Mr. Kent's annual salary was increased to $150,000. In addition, Mr. Kent received options to acquire 100,000 shares of the Company's common stock upon securing a minimum new funding of $3 million. In December 2000 at the completion of the transaction with NextGen, Mr. Kent was replaced as Chief Financial Officer of the Company by Robert D. Cuthbertson. As part of Mr. Kent's severance agreement with the Company he completed his contact with the Company through December 31, 2000 and returned his options to acquire 100,000 shares of common stock granted earlier in the year. Mr. Kent was granted instead options to acquire 100,000 shares of the Company's stock at the market price in December 2000.

The Company executed an employment agreement with Mr. Steiner on April 17, 2000 to serve as President of IXATA.COM. Mr. Steiner's salary compensation was $160,000, increasing to $200,000 per year in January 2001. In December 2000 at the completion of the transaction with NextGen, Mr. Steiner entered into an employment contract with the Company as the division President of Virtual Purchasing Solutions. His annual salary per the new contract was $125,000 plus commissions and a housing and car allowance. He was also granted options to acquire 400,000 shares of the Company's common stock at the market price in December, with 100,000 shares vesting immediately upon signing the contract. IXATA.COM, Inc. suspended operations of its virtual purchasing division in March 2001 and Mr. Steiner left IXATA.COM and the Company to pursue other interests as of March 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table includes, as of December 31, 2001, information regarding the beneficial ownership of the Company's Common Stock, by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, each director, each executive officer included in our 2001 executive compensation table and all directors and executive officers as a group.

                                                                    Beneficial Ownership (2)
                                ----------------------------------------------------------------------------------------------------
                                               Common        Common        Series C       Series C
                                    Common      Stock        Stock        Preferred      Preferred
Name and Address (1)                 Stock     Warrants    Options (3)     Stock (4)     Warrants (5)      Total (6)    Percent (7)
------------------------------------------------------------------------------------------------------------------------------------
Zimri C. Putney (8)                1,500,000         --           --      1,895,461      1,860,000        39,054,610        72.5%
      12701 Fair Lakes Circle
      Suite 690
      Fairfax, VA 22033

NextGen Fund II, L.L.C               900,000         --           --      1,125,277      1,104,000        23,192,770        60.1%
      12701 Fair Lakes Circle
      Suite 690
      Fairfax, VA 22033

NextGen SBS Fund II, L.L.C           600,000         --           --        750,184        736,000        15,461,840        49.6%
      12701 Fair Lakes Circle
      Suite 690
      Fairfax, VA 22033

Michael M. Grand (9)               4,300,000         --         50,000         --             --           4,350,000        26.6%

Michael W. Wynne                     500,000         --        500,000       90,000         90,000         2,800,000        15.0%
      901 Mackall Avenue
      McLean, VA 22101

________________________________________________________________________________
                                       24

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

Fred Gluckman (10)                    1,761,875       100,000      115,000           --           --   1,976,875      12.0%

Andreoli Family Trust (11)            1,761,875            --           --           --           --   1,761,875      10.8%
      3131 Liberty Circle S
      Las Vegas, NV 89121

Gerald R. McNichols                     100,000            --           --       90,000       90,000   1,900,000      10.5%
      23349 Parsons Road
      Middleburg, VA 20117

John C. Riener                               --            --      500,000           --           --     500,000       3.0%

Edward C. Groark                             --            --           --           --           --          --       0.0%
      8205 Dominion Drive
      McLean, VA 22102

All current directors and             7,561,875       100,000      665,000    1,895,461    1,860,000  45,881,485      84.0%
executive officers as a group
(5 individuals)

________________________

     (1) Unless otherwise indicated, the address of each of the beneficial owners is c/o RFP Express Inc., 8989 Rio San Diego Drive #160, San Diego, California 92108.

     (2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is considered to be the beneficial owner of securities that can be acquired by that person within 60 days of December 31, 2001 upon the exercise of warrants or option or the conversion of convertible securities.

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

     (8) Includes the following shares owned by NextGen Fund II, L.L.C. and NextGen SBS Fund II, L.L.C.: (i) 1,500,000 shares of Common Stock;
          (ii) 1,875,461 shares of Series C Preferred Stock; and (iii) warrants to purchase 1,840,000 shares of Series C Preferred Stock. Mr. Putney is a member of and is the managing

--------------------------------------------------------------------------------
                                       25

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

     director of the managing member of NextGen Fund II, L.L.C. and NextGen SBS Fund II, L.L.C. Mr. Putney disclaims beneficial ownership of the shares held by NextGen Fund II, L.L.C. and NextGen SBS Fund II, L.L.C.

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

(11) Vera Ellen Andreoli is sole trustee of the Andreoli Family Trust.

Voting Agreement

     The Company is a party to a voting agreement with the NextGen funds, Montpilier, the Gluckman Family Trust, the Andreoli Family Trust and Robert Steiner. Montpilier is owned indirectly by Mr. Grand, one of the Company's directors, Mr. Gluckman, another of the Company's directors, is a trustee of the Gluckman Family Trust, and Mr. Putney, also a director, is the Managing Director and Chief Executive Office of the NextGen funds' parent company. Each of the parties to the voting agreement have agreed to vote their shares in favor of electing to the Company's Board of Directors: (1) Montpilier's designee (presently Mr. Grand); (2) the Gluckman Family Trust's designee (presently Mr. Gluckman); and (3) NextGen's designees pursuant to the terms of the Series C preferred stock (presently Messrs. Putney, Riener and Groark). Pursuant to the terms of the voting agreement, NextGen has agreed not to vote its shares in favor of a sale of the Company unless Montpilier, the Gluckman and Andreoli trusts, and Mr. Steiner agree to the transaction. The voting agreement will terminate if the parties agree to its termination, NextGen no longer holds any voting stock of the Company or upon the sale of the Company. The parties to the voting agreement have the shared power to vote, or direct the vote of, 9,323,750 shares of the Company's outstanding common stock and 1,895,461 shares of the Company's outstanding Series C preferred stock, or approximately 76% of the Company's outstanding voting shares.

Item 12. Certain Relationships and Related Transactions.

On February 1, 1999, IXATA.COM and Tel.n.Form entered into a management and support agreement whereby Tel.n.Form agreed to provide selected consulting services to support IXATA.COM's business development through December 31, 1999. The support services agreement expired on December 31, 1999 and to minimize any disruption of operations, the Company continued selected support services, such as office space and shared computer facilities, as needed, on a month-by-month basis consistent with the agreement. After the Company added additional IXATA.COM management personnel, expanded the IXATA.COM staff and fully incorporated IXATA.COM into the Company, it no longer required the services provided by Tel.n.Form. The management and support agreement was formally terminated on June 30, 2000 when IXATA.COM moved to its new offices at 8989 Rio San Diego Drive #160, San Diego, CA 92108. In 2000, the Company paid Tel.n.form $162,460 for its services.

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

The majority owner of Tel.n.Form is the Gluckman Family Trust, which is a significant shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management." Fred Gluckman, who formerly served as Executive Vice President - Technology and Automation of IXATA.COM, and now continues as

-------------------------------------------------------------------------------
                                       26

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

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

On May 18, 2000, Mr. Gluckman loaned the Company $65,000 to fund immediate working capital needs. The loan was repaid in full, without interest, on December 12, 2000. Related to this loan on May 16, 2001 the Company granted Mr. Gluckman non-incentive options to purchase 125,000 shares of the Company's common stock. The options vest over one year and were priced at market on the date of the grant.

Christopher J. Hubbert, the Secretary of the Company, is a partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company.

-------------------------------------------------------------------------------
                                       27

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

                                     PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements and Financial Statement Schedules:                                                   Page
     Independent Auditors' Report ............................................................................. F-3
     Consolidated Balance Sheet at December 31, 2001 and 2000 ............................................... F-4-5
     Consolidated Statement of Operations for the twelve months ended
          December 31, 2001 and 2000 .......................................................................... F-6
     Statement of Stockholders' Equity for the twelve months ended December 31, 2001 ....................... F-7-10
     Consolidated Statement of Cash Flows for the twelve months ended
          December 31, 2001 and 2000 ...................................................................... F-11-12
     Notes to Consolidated Financial Statements ........................................................... F-13-32

     There are no other accounting schedules required by applicable accounting regulations of the Securities and Exchange Commission.

(b) Reports on Form 8-K:

    None

(c) Exhibits:


    ----------------------------------------------------------------------------
      2.1 Stock Purchase Agreement among Montpilier Holdings, Inc., SecurFone America, Inc., Material Technology, Inc. and Robert M. Bernstein dated as of February 17, 1997, (incorporated by reference to the Company's Form 10-K filed by the Company for the fiscal year end 1996)
    ----------------------------------------------------------------------------
      3.1 The Company's Amended and Restated Certificate of Incorporation (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))
    ----------------------------------------------------------------------------
      3.2 The Company's Bylaws (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))
    ----------------------------------------------------------------------------
      3.3 Certificate of Amendment of Certificate of Incorporation of SecurFone America, Inc. dated January 31, 2000 (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))
    ----------------------------------------------------------------------------
      4.1 Class A Convertible Preferred Stock Certificate of Designations (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))

      4.2 Class B Convertible Preferred Stock Certificate of Designations (incorporated by reference to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission (File No. 33-83526))
    ----------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                       28

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

     ---------------------------------------------------------------------------
          4.3 Series C Convertible Preferred Stock Certificate of Designations (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on December 20, 2000 (File No. 033-83526)).

          4.4 Form of Series C Preferred Stock Purchase Warrant (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on December 20, 2000 (File No. 033-83526)).
     ---------------------------------------------------------------------------
         10.1 The Company's 1997 Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No. 333-40379))
     ---------------------------------------------------------------------------
         10.2 The Company's 1997 Director's Stock Option Plan (incorporated by reference to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission (File No.333-40379))
     ---------------------------------------------------------------------------
         10.3 Executive Employment Agreement, entered into as of November 1, 1998, between Paul B. Silverman and the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))
     ---------------------------------------------------------------------------
         10.4 Purchase Agreement, dated February 1999, between the Company and Teledata World Services, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))
     ---------------------------------------------------------------------------
         10.5 Security Agreement, dated February 1999, between the Company and Teledata World Services, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))
     ---------------------------------------------------------------------------
         10.6 Secured Promissory Note in the original principal amount of $248,000, dated February 1999, of the Company payable to Teledata World Services, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))
     ---------------------------------------------------------------------------
         10.7 First Amendment to Purchase Agreement, dated April 1999, between Teledata World Services, Inc. and the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))
     ---------------------------------------------------------------------------
         10.8 Stock Purchase Agreement, by and among the Company, Montpiler Holdings, Inc., IXATA.COM, Inc., and all of the shareholders of IXATA, dated July 1, 1999 (incorporated by reference to the Company's 8-K Current Report as filed with the Securities and Exchange Commission on July 20, 1999 (File No. 033-83526))
     ---------------------------------------------------------------------------
         10.9 Management Services and Support Agreement dated February 1, 1999, between Tel.n.Form, Inc. and IXATA.COM (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))
     ---------------------------------------------------------------------------
        10.10 Executive Employment Agreement dated as of August 24, 1999, between Andrew H. Kent and the Company (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))
     ---------------------------------------------------------------------------
        10.11 Letter Agreement dated as of November 9, 1999 extending the term of the Executive Employment Agreement between Paul B. Silverman and the Company (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))
     ---------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                       29

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

     ---------------------------------------------------------------------------
         10.12 Registration Rights Agreement for November, 1999, private placement equity investment offering (incorporated by reference to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))
     ---------------------------------------------------------------------------
         10.13 Executive Employment Agreement dated as of April 17, 2000, between Robert Steiner and the Company
     ---------------------------------------------------------------------------
         10.14 Letter Agreement dated as of April 17, 2000 extending and modifying the terms of the Executive Employment Agreement between Paul B. Silverman and the Company
     ---------------------------------------------------------------------------
         10.15 Letter Agreement dated as of April 17, 2000 extending and modifying the terms of the Executive Employment Agreement between Andrew H. Kent and the Company
     ---------------------------------------------------------------------------
         10.16 Amendment No. 1 to the 1997 Stock Option Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57286)).
     ---------------------------------------------------------------------------
         10.17 Voting Agreement dated December 4, 2000 among the Company, NextGen Fund II, L.L.C., NextGen SBS Fund II, L.L.C., Montpilier Holdings, Inc., the Gluckman Family Trust, the Andreoli Family Trust, and Robert A. Steiner (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities Exchange Commission on December 20, 2000 (File No. 033-83526)).
     ---------------------------------------------------------------------------
         10.18 Series C Convertible Preferred Stock and Series C Convertible Preferred Stock Warrant Purchase Agreement dated December 5, 2000 between the Company and the Purchasers listed on attached Exhibit A (incorporated by reference to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on December 20, 2000 (File No. 033-83526)).
     ---------------------------------------------------------------------------
         10.19 Restricted Stock Award Agreement between the Company and Michael
               W. Wynne (incorporated by reference to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57286)).
     ---------------------------------------------------------------------------
          23.1 Consent of Nation Smith Hermes Diamond, APC
     ---------------------------------------------------------------------------
          24.1 Reference is made to the Signatures section of this Report for the Power of Attorney
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                       30

                                RFP Express Inc.
                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2001
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RFP Express Inc.


                               By: /s/ John C. Riener
                                   ---------------------------------------------
                                   John C. Riener, Chief Executive Officer


                                POWER OF ATTORNEY

     Know All men By These Presents, that each person whose signature appears below hereby constitutes and appoints each of John C. Riener and Christopher J. Hubbert, his true and lawful attorney-in-fact, each acting alone, with full powers of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments, to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN C. RIENER                          Chief Executive Officer and Chairman                 April 12, 2002
--------------------------------------      (principal executive officer)
John C. Riener

/s/ FRED GLUCKMAN                           Director                                             April 12, 2002
--------------------------------------
Fred Gluckman

/s/ MICHAEL M. GRAND                        Director                                             April 12, 2002
--------------------------------------
Michael M. Grand

/s/ EDWARD C. GROARK                        Director                                             April 12, 2002
--------------------------------------
Edward C. Groark

/s/ ZIMRI C. PUTNEY                         Director                                             April 12, 2002
--------------------------------------
Zimri C. Putney

--------------------------------------------------------------------------------
                                       31

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)


                                               Consolidated Financial Statements
                                          Years Ended December 31, 2001 and 2000

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                                                        Contents


       Independent Auditors' Report                                          F-3


       Consolidated Financial Statements

            Consolidated Balance Sheets                                  F-4-F-5

            Consolidated Statements of Operations                            F-6

            Consolidated Statements of Stockholders' Equity (Deficit)   F-7-F-10

            Consolidated Statements of Cash Flows                      F-11-F-12

            Notes to Consolidated Financial Statements                 F-13-F-32

Independent Auditors' Report

To the Board of Directors
RFP Express Inc.

We have audited the accompanying consolidated balance sheets of RFP Express Inc. and Subsidiaries (formerly The IXATA Group, Inc. and Subsidiaries) (see Note 1) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RFP Express Inc. and Subsidiaries (formerly The IXATA Group, Inc. and Subsidiaries) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses of $1,902,275 and $8,205,867 for the years ended December 31, 2001 and 2000, respectively, and had working capital deficits of $1,013,276 and $630,401 as of December 31, 2001 and 2000, respectively, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Diego, California
March 2, 2002

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                                     Consolidated Balance Sheets

 December 31,                                         2001                  2000
--------------------------------------------------------------------------------

 Assets

 Current Assets
     Cash (Notes 1 and 17)                     $         -           $   250,744
     Accounts receivable (Note 1)                  107,708               153,130
--------------------------------------------------------------------------------

 Total current assets                              107,708               403,874

 Fixed Assets - Net (Notes 1 and 3)                143,934               107,396

 Other Assets - Net (Note 5)                         4,332                 6,333
--------------------------------------------------------------------------------

                                               $   255,974           $   517,603

================================================================================
     The accompanying notes are an integral part of these consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                                     Consolidated Balance Sheets

 December 31,                                                                                          2001                    2000
------------------------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Deficit

 Current Liabilities
     Checks written in excess of bank balance                                                  $     28,258            $          -
     Line of credit (Note 6)                                                                              -                 100,000
     Current portion of notes payable (Note 7)                                                       54,000                   7,365
     Current portion of capitalized lease (Note 13)                                                  99,814                  99,814
     Accounts payable and accrued expenses                                                           81,447                 193,223
     Related party payables (Note 11)                                                               241,271                 274,887
     Accrued payroll and related taxes (Note 11)                                                     52,665                  59,846
     Accrued interest                                                                                23,671                   1,005
     Deferred revenue (Note 1)                                                                      539,858                 298,135
------------------------------------------------------------------------------------------------------------------------------------

 Total current liabilities                                                                        1,120,984               1,034,275

 Notes Payable, Less Current Portion (Note 7)                                                     1,054,765               1,108,765
------------------------------------------------------------------------------------------------------------------------------------

 Total liabilities                                                                                2,175,749               2,143,040

 Commitments and Contingencies (Notes 1, 12, and 13)

 Stockholders' Deficit
     Preferred stock; 14,235,461 shares authorized; 2,085,461
       and 1,175,461 shares issued and outstanding, respectively
       (Note 9)                                                                                       2,085                   1,175
     Common stock, $0.001 par value; 100,000,000 shares
       authorized; 16,325,542 and 13,875,542 shares issued
       and outstanding, respectively (Note 9)                                                        16,326                  13,876
     Stock subscriptions receivable                                                                  (2,963)                 (2,963)
     Additional paid-in capital (Note 9)                                                         19,807,818              18,203,241
     Accumulated deficit                                                                        (21,743,041)            (19,840,766)
------------------------------------------------------------------------------------------------------------------------------------

 Total stockholders' deficit                                                                     (1,919,775)             (1,625,437)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  $ 255,974               $ 517,603

====================================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                           Consolidated Statements of Operations

 Years Ended December 31,                                                 2001             2000
-----------------------------------------------------------------------------------------------
 Revenues                                                          $ 1,131,609     $    697,986

 Operating Expenses
  Selling, general and administrative expenses
    (including non-cash stock-based compensation
    of $592,545 and $555,755 for 2001 and 2000,
    respectively) (Notes 1 and 9)                                    2,976,901        4,928,599
  Loss on impairment of goodwill (Notes 1 and 4)                             -        5,363,889
-----------------------------------------------------------------------------------------------

 Total Operating Expenses                                            2,976,901       10,292,488

-----------------------------------------------------------------------------------------------
 Loss from Operations                                               (1,845,291)      (9,594,502)

 Other Income (Expense)
  Gain (loss) on issuance of stock for debt (Note 9)                   (41,850)          43,470
  Interest expense (Note 8)                                            (27,683)        (543,654)
  Realized loss on marketable securities (Note 2)                            -         (300,000)
  Interest income                                                            -              908
-----------------------------------------------------------------------------------------------

 Total Other Income (Expense)                                          (69,533)        (799,276)

-----------------------------------------------------------------------------------------------

 Loss before extraordinary item                                     (1,914,824)     (10,393,778)

 Extraordinary Gain on Troubled Debt Restructuring (Note 8)             12,549        2,187,911
-----------------------------------------------------------------------------------------------

 Net Loss                                                          $(1,902,275)    $ (8,205,867)

===============================================================================================

 Net Loss Per Share (Basic):
  Loss before extraordinary item                                   $     (0.13)    $      (0.79)
  Extraordinary item                                               $      0.00             0.17
-----------------------------------------------------------------------------------------------
  Net loss                                                               (0.13)    $      (0.62)

===============================================================================================

 Weighted-Average Shares Outstanding                                14,771,295       13,202,965

===============================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                Consolidated Statements of Stockholders' Deficit

                                                                                                                  Stock

                                                          Preferred Stock                 Common Stock         Subscriptions
                                                     ----------------------        ------------------------
                                                       Shares        Amount         Shares          Amount       Receivable
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                -     $       -     12,011,672        $ 12,012         $ (2,963)
Private placement, net of expenses -
     January - April 2000                                   -             -      1,060,007           1,060                -
Stock issued related to IXATA, Inc. purchase -
    March 28, 2000                                          -             -        600,000             600                -
Stock options exercised -
     April 1, 2000 and June 5, 2000                         -             -        120,000             120                -
Warrants purchased -
    April 26, 2000                                          -             -              -               -                -
Warrants issued for debt guarantee
    July 2000 (Note 6)                                      -             -              -               -                -
Stock issued for legal services -
    December 5, 2000                                        -             -         50,000              50                -
Stock issued to former employees -
    December 5, 2000                                        -             -         33,863              34                -
Stock issued to NextGen -
     December 5, 2000                               1,035,461         1,035              -               -                -
Stock issued -
     December 5, 2000                                 140,000           140              -               -                -
Compensation expense related to stock
     options issued                                         -             -              -               -                -
------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
     Realized loss on marketable securities                 -             -              -               -                -
     Net loss                                               -             -              -               -                -
------------------------------------------------------------------------------------------------------------------------------

Total comprehensive loss                                    -             -              -               -                -
------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                        1,175,461     $   1,175     13,875,542        $ 13,876         $ (2,963)

==============================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                     Consolidated Statements of Stockholders' Deficit, Continued


                                                                                                      Accumulated
                                                                Additional      Accumulated                 Other
                                                                   Paid-in          Deficit         Comprehensive
                                                                   Capital         (Note 1)                  Loss             Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                $    14,422,440     $    (11,634,899)   $  (276,000)     $    2,520,590
Private placement, net of expenses -
     January - April 2000                                           810,145                    -              -             811,205
Stock issued related to IXATA, Inc. purchase -
     March 28, 2000                                                 743,400                    -              -             744,000
Stock options exercised -
     April 1, 2000 and June 5, 2000                                  35,880                    -              -              36,000
Warrants purchased -
     April 26, 2000                                                   6,436                    -              -               6,436
Warrants issued for debt guarantee -
     July 2000 (Note 6)                                             306,724                    -              -             306,724
Stock issued for legal services -
     December 5, 2000                                                 6,480                    -              -               6,530
Stock issued to former employees -
     December 5, 2000                                                 5,256                    -              -               5,290
Stock issued to NextGen -
     December 5, 2000                                             1,170,865                    -              -           1,171,900
Stock issued -
     December 5, 2000                                               139,860                    -              -             140,000
Compensation expense related to stock
     options issued                                                 555,755                    -              -             555,755
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss:
     Realized loss on marketable securities                               -                    -        276,000             276,000
     Net loss                                                             -           (8,205,867)             -          (8,205,867)
------------------------------------------------------------------------------------------------------------------------------------

Total comprehensive Loss                                                  -           (8,205,867)       276,000          (7,929,867)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                $    18,203,241     $    (19,840,766)   $         -      $   (1,625,437)

====================================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                     Consolidated Statements of Stockholders' Deficit, Continued

                                                                                                                         Stock

                                                              Preferred Stock                  Common Stock          Subscriptions
                                                         ------------------------       --------------------------
                                                            Shares         Amount           Shares          Amount      Receivable
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                             1,175,461     $    1,175       13,875,542     $    13,876   $       (2,963)
Preferred Stock issued
    January 3, 2001                                         40,000             40                -               -                -
Stock issued for legal services
    January 4, 2001                                              -              -          450,000             450                -
Preferred Stock issued
     January 8, 2001                                        20,000             20                -               -                -
Preferred Stock issued
    March 5, 2001                                           10,000             10                -               -                -
Preferred Stock issued
    March 9, 2001                                          250,000            250                -               -                -
Preferred Stock issued
    June 15, 2001                                          500,000            500                -               -                -
Preferred Stock issued
     August 8, 2001                                         90,000             90                -               -                -
Common stock issued
    October 3, 2001                                              -              -          500,000             500                -
Warrant exercise - NextGen
     October 12, 2001                                            -              -        1,500,000           1,500                -
Compensation expense related to stock
     options issued                                              -              -                -               -                -
 Net loss                                                        -              -                -               -
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                             2,085,461        $ 2,085       16,325,542        $ 16,326   $       (2,963)

====================================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                     Consolidated Statements of Stockholders' Deficit, Continued


                                                                             Accumulated
                                            Additional      Accumulated            Other
                                               Paid-in          Deficit    Comprehensive
                                               Capital          (Note 1)            Loss              Total
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              $ 18,203,241    $ (19,840,766)   $           -       $ (1,625,437)
Preferred Stock issued
    January 3, 2001                             39,960                -                -             40,000
Stock issued for legal services
    January 4, 2001                             41,400                -                -             41,850
Preferred Stock issued
     January 8, 2001                            19,980                -                -             20,000
Preferred Stock issued
    March 5, 2001                                9,990                -                -             10,000
Preferred Stock issued
    March 9, 2001                              248,259                -                -            248,509
Preferred Stock issued
    June 15, 2001                              494,533                -                -            495,033
Preferred Stock issued
     August 8, 2001                             89,910                -                -             90,000
Common stock issued
    October 3, 2001                             24,500                -                -             25,000
Warrant exercise - NextGen
    October 12, 2001                            43,500                -                -             45,000
Compensation expense related to stock
    options issued                             592,545                -                -            592,545
 Net loss                                            -       (1,902,275)               -         (1,902,275)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              $ 19,807,818    $ (21,743,041)   $           -       $( 1,919,775)
=============================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                           Consolidated Statements of Cash Flows


 Years Ended December 31,                                                      2001                 2000
-------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
    Net loss                                                              $ (1,902,275)        $ (8,205,867)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Non-cash equity granted for services and interest                        617,545              862,479
      Depreciation and amortization                                             44,134              695,119
      Net (gain) loss on stock issued for debt and services                     41,850              (43,470)
      Extraordinary gain on troubled debt restructuring                        (12,549)          (2,187,911)
      Loss on impairment of goodwill                                                 -            5,363,889
      Realized loss on marketable securities                                         -              300,000
    Change in operating assets and liabilities
      Accounts receivable                                                       45,422              106,653
      Accounts payable, accrued payroll and accrued
        expenses                                                               (66,410)             260,282
      Related party payables                                                   (33,616)             169,016
      Accrued interest                                                          22,666              205,270
      Deferred revenue                                                         241,723              183,796
-------------------------------------------------------------------------------------------------------------

 Net cash used in operating activities                                      (1,001,510)          (2,290,744)

-------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
     Purchases of fixed assets                                                 (78,671)             (47,489)
=============================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                Consolidated Statements of Cash Flows, Continued

 Years Ended December 31,                                                                  2001                 2000
---------------------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities

     Proceeds from issuance of long-term debt and notes payable                         748,509                    -
     Net proceeds from sale of preferred and common stock                               165,000            2,170,832
     Proceeds (repayments) from line of credit                                         (100,000)             100,000
     Increase in checks written in excess of bank balance                                28,258                    -
     Principal payments on notes payable                                                (12,330)              (8,000)
---------------------------------------------------------------------------------------------------------------------

 Net cash provided by financing activities                                              829,437            2,262,832

---------------------------------------------------------------------------------------------------------------------

 Net decrease in cash                                                                  (250,744)             (75,401)

 Cash at Beginning of Year                                                              250,744              326,145
---------------------------------------------------------------------------------------------------------------------

 Cash at End of Year                                                                  $       -          $   250,744

=====================================================================================================================

 Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for:
       Interest                                                                       $   9,349          $    32,196
       Income taxes                                                                   $   4,614          $         -

Noncash Investing and Financing Activities:

During 2001 and 2000 the Company granted stock options to purchase 4,851,000 and 5,624,000 shares, respectively, of the Company's common stock. These stock options were valued in accordance with Statement of Financial Accounting Standards No. 123 at approximately $592,500 and $556,000 for 2001 and 2000, respectively. See Note 9.

During 2001 and 2000 the Company issued 500,000 shares and 33,863 shares of common stock to former employees with fair values of $25,000 and $5,290, respectively. The fair value of the shares was calculated using the closing prices surrounding the issuance dates. See Note 9.

During 2000 the Company issued 50,000 shares of common stock to satisfy debt related to professional services with a fair value of approximately $44,000. The fair value of the shares was calculated using the closing prices surrounding the issuance dates. See Note 9.

During 2000 the Company realized a $300,000 loss related to marketable securities that had become permanently impaired. See Notes 1 and 2.

================================================================================
    The accompanying notes are an integral part of these consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

1.    Summary of         A summary of the Company's significant accounting
      Significant        policies applied consistently in the preparation of
      Accounting         the accompanying consolidated financial statements
      Policies           follows.

      Organization       RFP Express Inc. and Subsidiaries (formerly The IXATA
                         Group, Inc. and Subsidiaries) (the "Company") was incorporated in the state of Delaware on November 7, 1985.

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

                         On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly traded corporation. On August 1, 1997, Material Technology, Inc. was renamed SecurFone America, Inc. In April 1999 SecurFone, Inc. changed its name to SecurFone Services, Inc. and a new subsidiary was formed named SecurFone, Inc. This new subsidiary was subsequently sold. On July 1, 1999, the Company acquired IXATA, Inc. (a California corporation) (see Note 4). On January 31, 2000, SecurFone America, Inc. changed its name to The IXATA Group, Inc. In July 2001 the Company changed its name again to RFP Express Inc. in order to promote brand recognition of the Company's internet product, RFP Express(SM).

      Nature             The Company's principal operations are to provide
      of operations      internet based electronic commerce services in the
                         travel market for creative solutions to creating, receiving and managing preferred lodging programs.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

      Going concern      The accompanying consolidated financial statements as
                         of December 31, 2001 have been prepared assuming the Company will continue as a going concern. The Company had working capital deficits of $1,013,276 and $630,401 as of December 31, 2001 and 2000, respectively, and incurred net losses of $1,902,275 and $8,205,867 for 2001 and 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                         To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, management's plan is to continue their relationship with the financing source discussed in the Form 10-KSB
                         Part II "Liquidity and Capital Resources" for 2001. There can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

      Principles of      The consolidated financial statements include the
      consolidation      accounts of the Company and its wholly-owned
                         subsidiaries, SecurFone Services, Inc. and IXATA, Inc.

                         All significant intercompany balances and transactions have been eliminated in the consolidation.

      Use of estimates   The preparation of the consolidated financial
                         statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                         Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

      Cash and cash      The Company considers all highly liquid investments
      equivalents        with an original maturity of three months or less to be
                         cash equivalents.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

      Marketable         The Company's investments in marketable equity
      securities         securities are being accounted for in accordance with
                         Statement of Financial Accounting Standards No. 115
                         (SFAS 115), and are classified as available-for-sale securities. In accordance with SFAS 115, the unrealized loss was recorded as a separate component of stockholders' deficit until the asset was considered to be impaired. During 2000 the Company realized a loss of $300,000 due to a permanent decline in value of marketable securities. (See Note 2.)

      Fixed assets       Fixed assets are depreciated over the estimated useful
      and goodwill       lives of the related assets using an accelerated
      (long-lived        depreciation method over periods of three to five
      assets)            years.

                         Goodwill was created upon the acquisition of the Company's subsidiary, IXATA, Inc. Intangible assets are amortized over their estimated future useful lives on a straight-line basis over three to five years. Long-lived assets are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                         In June 2000 the Company reviewed its long-term business plan and future undiscounted cash flows without interest charges and determined that the goodwill created by the acquisition of IXATA, Inc. in 1999 had become impaired. As a result of the impairment in 2000, the Company recognized an impairment loss of $5,363,889 on the unamortized balance of goodwill.

      Revenue            The Company recognizes revenue from transaction
      recognition        revenues and sales of subscriptions. Transaction
                         revenues are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Subscription revenues are recognized over the period of the subscription. An allowance has been provided for uncollectible accounts based on management's evaluation of the accounts and the customers' history.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

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

      Comprehensive      In 1997 the Financial Accounting Standards Board (FASB)
      income             issued SFAS No. 130, "Reporting Comprehensive Income."
                         The Company adopted this Statement in 1998. In accordance with the Statement, comprehensive income is presented in the consolidated statements of stockholders' deficit.

      New accounting     SFAS No. 133, "Accounting for Derivative Instruments
      principles         and Hedging Activities," established accounting and
                         reporting standards for derivative instruments. The
                         Company has not in the past, nor does it anticipate that it will, engage in transactions involving derivative instruments which will impact the consolidated financial statements.

                         The U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is in compliance with this standard.

                         In April 2000 the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25", which provides guidance on accounting for certain stock option transactions, including an exchange of stock compensation awards in a business combination, stock option repricings, and other equity arrangements. The adoption of this interpretation did not have a material effect on the consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

      New accounting     In June 2001 the FASB issued SFAS No. 143, "Accounting
      principles,        for Asset Retirement Obligations," which addresses
      cont'd             financial accounting and reporting for obligations
                         associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of SFAS No. 143 for the first quarter of 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company.

                         In July 2001 the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of SFAS No. 141 and 142 effective January 1, 2002. Management believes the adoption of SFAS No. 141 and 142 will not have a material impact on the Company.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

  New accounting    In October 2001 the FASB issued SFAS No. 144, "Accounting
  principles,       for the Impairment or Disposal of Long-Lived Assets". SFAS
  cont'd            No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
                    Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The Company is currently assessing the impact of SFAS No. 144 on its operating results and financial condition. The Company is required to adopt SFAS
                    No. 144 no later than the first quarter of 2002.

  Common stock      The Company has valued its stock and stock options at fair
  and stock         value in accordance with and stock the accounting prescribed
  options           in SFAS No. 123, "Accounting for Stock-based options
                    Compensation," which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

  Net loss per      Net loss per common share has been computed on the basis
  common share      of the weighted average number of shares outstanding,
                    according to the rules of SFAS No. 128, "Earnings per Share." Diluted net loss per share has not been presented as the computation would result in anti-dilution.

  Financial         The Company's financial instruments consist primarily of
  instruments       cash, accounts receivable, accounts payable and notes
                    payable. These financial instruments are stated at their respective carrying values, whichapproximate their fair values except for notes payable - long-term. At December 31, 2001 and 2000, the fair value of notes payable was approximately $679,000 and $685,000, respectively versus the carrying value of approximately $1,109,000 at 2001 and 2000.
                   (See Note 7.)

2.Marketable        During 2000 the Company realized a $300,000 loss due to a
  Securities        permanent impairment of securities.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

3. Fixed Assets   Fixed assets consisted of the following:

                    December 31,                                            2001                2000
                  ------------------------------------------------------------------------------------
                    Computer hardware                                   $ 143,782           $ 101,884
                    Office furniture and equipment                         38,267              23,840
                    Computer software                                      25,613               7,383
                  ------------------------------------------------------------------------------------
                                                                          207,662             133,107
                    Accumulated depreciation                              (63,728)            (25,711)
                  ------------------------------------------------------------------------------------
                                                                        $ 143,934           $ 107,396
                  ====================================================================================

                    Depreciation expense was approximately $42,000 and $21,000 for 2001 and 2000, respectively.

4. Acquisitions     On July 1, 1999, the Company issued 4,500,000 shares of
                    restricted common stock and acquired all of the outstanding shares of IXATA, Inc. ("IXATA.COM") which was incorporated in February 1999. IXATA.COM was a development stage company in the business-to-business e-commerce travel industry. The acquisition was accounted for using the purchase method of accounting and intangible assets are being amortized using the straight-line method. The initial purchase price included stock issued at the date of acquisition and direct acquisition costs. The fair value of the shares issued was $1.24 per share and was calculated using the average daily closing prices surrounding the acquisition. The total purchase price was valued at $6.7 million including approximately $396,000 of excess liabilities over assets acquired.

                    Also included in the acquisition price were 600,000 shares of restricted common stock issued to the business broker valued at $744,000 and approximately $32,000 of direct acquisition expenses. The resulting goodwill of $6.7 million was being amortized over sixty months.

                    During 2000 management determined that goodwill had become impaired. The net book value of $5,363,889 at the time of impairment was written off as a loss on impairment of goodwill. Amortization expense prior to impairment was approximately $670,000 for 2000.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

5. Intellectual    In a prior year, IXATA.COM purchased intellectual property
   Property        from a company withsubstantially the same stockholders as I
   Agreement       XATA.COM  for $10,000. The intellectual property consisted of the key software program used in the Company's operations. This asset is being amortized on the straight-line basis over five years. Amortization expense was approximately $2,000 for 2001 and 2000.

6. Line of Credit  In July 2000 the Company established a $100,000 line of credit with a financial institution which matured in December 2000. The line was extended on a month-to-month basis until it was paid off in February 2001. The interest rate was prime plus 2% per annum. At December 31, 2000, the outstanding balance on the line was $100,000. Advances on the line were secured by the personal guaranty of one of the major stockholders. In return for the bank line guarantee, the Company issued to that stockholder a warrant to purchase 1,500,000 shares of common stock at $0.03 per share. The fair value of the warrants was approximately $307,000.

7. Notes Payable   Notes payable consisted of the following:

                     December 31,                                                 2001          2000
                     -----------------------------------------------------------------------------------
                    Account payable - vendor converted
                      to a note on June 21, 1999; interest
                      at 8% per annum; payable in monthly
                      $2,000 installments of principal and
                      interest beginning July 1, 1999, paid
                      in full during 2001.                                    $      -      $  7,365

                    Note payable; interest at 8% per
                       annum; due on December 5, 2003.
                       Non-detachable warrants for 500,000
                       shares exercisable at $2.72 per share
                       were repriced to $0.05 per share. The
                       warrants expire on August 21, 2003.

                                                                               314,928       314,928

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

7. Notes
   Payable, Cont'd    December 31,                                                 2001               2000
                      -------------------------------------------------------------------------------------
                     Note payable; interest at 8% per annum;
                        $200,000 of balance due on December 5, 2003.
                        The remaining balance is payable in monthly
                        installments of $5,000 beginning on January 15,
                        2002, with monthly installments increasing to
                        $10,000 starting on July 15, 2002. Non-detachable
                        warrants for 100,000 shares exercisable at
                        $0.10 per share were issued in connection
                        with the note. The warrants expire on December
                        5, 2003.                                                263,629           263,629

                      Note payable for a settlement with the Company's
                         former CEO to resolve all outstanding Company
                         obligations related to his employment; interest
                         at 4% per annum. 50% of the balance payable
                         on December 1, 2003 and the remaining 50%
                         payable at the rate of $1,500 per month
                         beginning January 15, 2002.                            204,056           204,056

                      Note payable for a settlement with the Company's
                         former CFO to resolve all outstanding Company
                         obligations related to his employment; interest
                         at 4% per annum. 50% of the balance payable on
                         December 1, 2003 and the remaining 50% payable
                         at the rate of $1,500 per month beginning
                         January 15, 2002.                                      136,168           136,168

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

7.    Notes
      Payable, Cont'd    December 31,                                                     2001             2000
                         ---------------------------------------------------------------------------------------
                         Note payable to a limited partnership; interest at 8%
                            per annum; due on December 5, 2003. Non-detachable
                            warrants for 100,000 shares exercisable at $0.10 per
                            share were issued in connection with the note. The
                            warrants expire on December 5, 2003.                        75,583           75,583

                         Note payable for a settlement with the Company's former
                            President to resolve all outstanding Company
                            obligations related to his employment; interest at
                            8% per annum. 50% of the balance payable on December
                            1, 2003 and the remaining 50% payable at the rate of
                            $1,500 per month beginning on January 1, 2002.              72,908           72,908

                         Note payable; interest at 8% per annum; due on
                            December 5, 2003. Non-detachable warrants for 65,000
                            shares exercisable at $0.10 per share were issued in
                            connection with the note. The warrants expire on
                            December 5, 2003.                                           31,493           31,493

                         Note payable to a related party; interest at 5%
                            per annum; principal and interest are due on
                            February 16, 2004. See Note 5.                              10,000           10,000
                      ------------------------------------------------------------------------------------------
                                                                                     1,108,765        1,116,130
                      Less current portion                                             (54,000)          (7,365)
                      ------------------------------------------------------------------------------------------
                      Long-term portion                                             $1,054,765       $1,108,765
                      ------------------------------------------------------------------------------------------

                                               RFP Express Inc, and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

7.   Notes
     Payable, Cont'd   Future minimum principal payments on notes payable are as
                       follows:

                       Year Ending December 31,
                       ---------------------------------------------------------
                                   2002                             $     54,000
                                   2003                                  946,199
                                   2004                                   46,454
                                   2005                                   32,084
                                   2006                                   18,000
                                   Thereafter                             12,028
                       ---------------------------------------------------------
                                                                    $  1,108,765
                       =========================================================

8.    Troubled Debt    During 2000 the Company entered into a series of
      Restructuring    agreements with its lenders to restructure its existing
                       indebtedness. Under the terms of these agreements, the existing debt was reduced by certain amounts forgiven by the lenders. The Company issued new long-term notes at a rate of 8% per annum as settlement for the restructured debt amounts. The Company recorded an extraordinary gain of $12,549 and $2,187,911 in 2001 and 2000, respectively, in connection with this restructuring.

                       This restructuring was accounted for as a troubled debt restructuring in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt
                       Restructurings."

                       As a result of this troubled debt restructuring, in which the existing debt exceeded the fair value of the debt issued, the new debt was initially recorded at an amount equal to the future cash payments, including interest, specified by the agreement terms in accordance with SFAS No. 15. All future cash payments will be accounted for as a reduction of the principal amount of the debt and no interest expense will be recognized on the debt.

                                               RFP Express Inc, and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

9.        Stockholders'
          Equity

          Preferred stock      During 2000 the Company authorized 4,235,461
                               shares of Class C preferred stock. On December 5,
                               2000, the Company entered a Preferred Stock and Warrant Agreement with NextGen Capital, LLC.
                               ("NextGen"). Under the terms of the agreement, NextGen purchased Class C preferred stock in three closings. The first closing occurred on December 5, 2000, in which NextGen purchased
                               1,035,461 shares of stock with 1,000,000 warrants for net proceeds of $1,171,900. The second and third closings occurred during 2001 and are described below.

                               Additionally, during December 2000 the Company issued 140,000 shares of Class C preferred stock and warrants to private investors.

                               The Class C preferred shares have a liquidation preference equal to the greater of (a) the purchase price for such shares plus an amount equal to 8% of the liquidation preference per annum from the original issue date of such shares or (b) the amount that would be distributed to each common stock holder of the remaining assets of the Company available for distribution to stockholders which would be distributed on a pro rata basis based on the number of common stock held.

                               Shares of Class C preferred stock are presently convertible into shares of common stock at a 1:10 ratio and subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Class C preferred stock, stock splits, stock dividends, recapitalization and similar events.

                               Pursuant to the terms of the preferred stock, NextGen has the right to elect a majority of the Board of Directors of the Company.

                               At December 31, 2001 and 2000, the Company had 10,000,000 authorized shares of Class A and Class B preferred stock. There were no shares of Class A or B preferred stock outstanding at December 31, 2001 or 2000.

                                               RFP Express Inc, and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

      Preferred stock,         During January of 2001 individuals purchased
      cont'd                   60,000 shares of Class C preferred stock, and
                               were also granted Class C warrants to purchase
                               60,000 shares of Class C  preferred stock. These
                               Class C warrants are exercisable at a price of $1.00 per share and expire in January, 2006.

                               On March 5, 2001, an individual purchased 10,000 shares of Class C preferred stock, and was also granted Class C warrants to purchase 10,000 shares of Class C preferred stock. These Class C warrants are exercisable at a price of $1.00 per share and expire on March 5, 2006.

                               On March 9, 2001, NextGen purchased 250,000 shares of Class C preferred stock, which shares are presently convertible into 2,500,000 shares of common stock. These Class C warrants are exercisable at a price of $1.00 per share and expire on March 9, 2006.

                               On June 15, 2001, NextGen purchased 500,000 shares of Class C preferred stock, and was also granted Class C warrants to purchase 500,000 shares of Class C preferred stock. These Class C warrants are exercisable at a price of $1.00 per share and expire on June 15, 2006.

                               On August 8, 2001, the Company issued 90,000 shares of Class C preferred stock, and was also granted Class C warrants to purchase 90,000 shares of Class C preferred stock. These Class C warrants are exercisable at a price of $1.00 per share and expire on August 8, 2006.

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

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

      Common stock,           On December 5, 2000, the Company satisfied a
      cont'd                  $50,000 debt by issuing 50,000 shares cont'd of
                              common stock. The fair value of the stock was $6,530 and resulted in a gain of $43,470. On the same date, the Company issued 33,863 shares of stock to former employees. The fair value of the shares issued was $5,290.

                              On January 4, 2001, the Company issued 450,000 shares of its common stock to a law firm as payment for legal fees. The fair value of the stock was $41,850 and resulted in a loss of $41,850. The loss recorded in 2001 was a correcting entry to the gain recorded in 2000. The actual gain that should have been recorded in 2000 for stock issued to settle debt was the net of the two, or $1,620.

                              On October 3, 2001, the Company issued 500,000 shares of its common stock to Michael W. Wynne, former CEO of RFP Express Inc. The shares were issued in accordance with the terms of his employment agreement.

                              On October 12, 2001, NextGen Capital, LLC exercised warrants related to a line of credit guarantee and the Company issued 1,500,000 shares of its common stock to NextGen Capital at that date.

      Warrants See Notes 6 and 7 for warrants issued in relation to debt guarantees and troubled debt restructuring.

                              At December 31, 2001, the Company had warrants to purchase 1,343,553 shares of common stock and warrants to purchase 1,960,000 shares of preferred stock. Assuming the conversion of the preferred stock warrants at a 10:1 ratio, the warrant holders may purchase up to 20,943,553 shares of common stock at $0.10 per share.

      Stock options           During 2001 the Company granted 4,851,500 vesting
                              stock options to employees, officers and directors under the 1997 Employees Non-qualified
                              Stock Option Plan. The options are exercisable at prices between $0.09 and $0.94 per share and expire in 2011. Compensation expense of approximately $593,000 was recorded in accordance with SFAS No. 123 in 2001.

                                               RFP Express Inc, and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements

      Stock options,     During 2001 4,570,400 options for shares granted in
      cont'd             2001 and previous periods were returned or expired.

                         The following summarizes stock option activity related to all Plans:

                                                                             Options       Weighted Average
                                                                         Outstanding         Exercise Price
                          ----------------------------------------------------------------------------------
                          Balance at January 1, 2000                         996,400                  $0.92
                               Granted                                     5,624,000                  $0.35
                               Exercised                                    (120,000)                 $0.30
                               Expired                                    (1,067,000)                 $1.36
                          ----------------------------------------------------------------------------------
                          Balance at December 31, 2000                     5,433,400                  $0.26
                               Granted                                     4,851,500                  $0.15
                               Exercised                                           0                  $0.00
                               Expired                                    (4,570,400)                 $0.22
                          ----------------------------------------------------------------------------------
                          Balance at December 31, 2001                     5,714,500                  $0.19
                          ==================================================================================

                         The weighted-average fair value of options granted to employees under the Plan during 2001 and 2000 was $0.14 and $0.30, respectively. At December 31, 2001 and 2000, there were 3,469,000 and 1,358,400 options exercisable at a weighted-average-exercise price of $0.19 and $0.69, respectively. The weighted-average remaining life of outstanding options under the Plan at December 31, 2001 was 9.2 years.

                                            Outstanding Options                                   Exercisable Options
                         -----------------------------------------------------------------   ---------------------------------
                                                        Weighted-Average
                                                          Remaining
                                                         Contractual
                          Range of        Number of          Life        Weighted-Average     Number of     Weighted-Average
                          Exercise         Shares         of Shares        Exercisable         Shares        Exercisable
                           Price        Outstanding      Outstanding         Price           Exercisable        Price
                         -----------------------------------------------------------------------------------------------------
                         $0.09-0.99       5,518,500        9.3 years         $0.15            3,295,000         $0.14
                         $1.00-1.99         196,000        6.3 years         $1.37              174,000         $0.86
                         -----------------------------------------------------------------------------------------------------
                         $0.10-1.99       5,714,500        9.2 years         $0.19            3,469,000         $0.17
                         =====================================================================================================

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements


      Stock options,           As of December 31, 2001, the Company had warrants
      cont'd                   outstanding that allow the holders to purchase up
                               to 1,343,553 shares of common stock at prices ranging from $0.05 to $0.10 per share. The warrants may be exercised anytime within three to five years of issuance. Additionally, the Company has warrants outstanding that allow the holders to purchase up to 1,960,000 shares of Class C preferred stock at $1.00 per share. The warrants may be exercised anytime within five years of issuance. The Company granted warrants to the agent conducting its private placement offering.
                               See Note 4.

                               The Company has elected to account for its stock-based compensation plans under SFAS No.
                               123. All options granted during 2001 and 2000 used the minimum value method as prescribed by SFAS No. 123. Under this method, the Company used the risk-free interest rate at date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 5.5% to 6.0%; expected volatility of 353% to 269% and the dividend yield was assumed to be zero, and the expected life of the options was assumed to be zero to four years based on the average vesting period of options granted.

10.   Employee                 During 1999 the Company adopted a 401(k)
      Benefit Plan             retirement savings plan for its employees which
      Profit Sharing           allows each eligible employee to voluntarily make
      401(k) plan              pre-tax salary contributions up to 15% of their
                               compensation.

                               The Company matches 25% of the employee's contributions up to 4%. Contribution expense was approximately $4,800 and $5,000 for 2001 and 2000, respectively.

11.   Related Parties          The Secretary of the Company is also a partner in
                               the law firm that represents the Company in its legal matters.

                               The Company has employment agreements with officers and directors that contain compensation arrangements based on the achievement of certain Company goals established by the Board of Directors. Accrued payroll due to former officers and directors of the Company was approximately $413,000 at December 31, 2000, with a related payroll

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements


11.   Related Parties,         expense of approximately $204,000. In December
      Cont'd                   2000, the accrued expense was converted to notes
                               payable (see Note 7).

                               During 2000 the Company had entered into a management and services agreement with a company that was owned and controlled by stockholders with significant ownership of the Company. Related expenses were approximately $162,000 for 2000. Related payables included approximately $277,000 at December 31, 2000.

                               During 2000 the Company had consulting contracts with members of its Board of Directors. Related expenses were approximately $116,000 for 2000. Related payables included approximately $175,000 at December 31, 2000.

12.   Income Taxes             Deferred income taxes are provided for temporary
                               differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately
                               $2,360,000 and $1,839,000 as of December 31, 2001
                               and 2000, respectively, consisted primarily of the income tax benefit from net operating loss carryforwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is not more likely than not that the asset will be realized. The valuation allowance increased approximately $521,000 in 2001 from $1,839,000 at December 31, 2000 to $2,360,000 at
                               December 31, 2001

                               At December 31, 2001, the Company has federal and state tax net operating loss carryforwards of approximately $5,900,000. The federal and state tax loss carryforwards may be limited due to ownership changes in 2000.

                               A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:

                               Years Ended December 31,          2001    2000
                               ------------------------------------------------
                               Statutory U.S. federal rate        34%     34%
                               State income taxes - net of
                                 federal benefit                   5%      5%
                               Net operating loss for which
                               no tax benefit is currently
                                 available                       (39)%   (39)%

                               -------------------------------------------------
                                                                   -       -
                               =================================================

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements


13.   Commitments
      and
      Contingencies

      Capitalized lease        At December 31, 2001 and 2000, the Company had a
                               capitalized lease obligation balance of $99,814 related to equipment that is no longer in use.
                               Management is currently in negotiations to settle this liability for substantially less than the recorded amount. To date, negotiations have not been completed.

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

                               Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                               Year Ending December 31,
                               -------------------------------------------------
                                         2002                     $   113,499
                                         2003                          53,400
                               -------------------------------------------------
                                         Total                    $   166,899
                               =================================================


                               Rent expense was approximately $178,000 and $134,000 for 2001 and 2000, respectively.

      Litigation               In the normal course of business, the Company is
                               occasionally named as a defendant in various lawsuits. It is the opinion of management and of legal counsel that the outcome of any pending lawsuits will not materially affect the operations, the financial position of the Company or cash flows.

      Employment               The Company has entered various employment
      agreements               agreements with key employees (see the 2001 Form
                               10-KSB Part III).

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements


14.   Concentrations

      Credit risk   Financial instruments that potentially subject the Company to credit risk include temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company's large number of customers and wide range of locations served. The
                    Company maintains its cash accounts in two commercial banks.
                    Accounts are guaranteed by the Federal Deposit Insurance
                    Corporation up to $100,000. Management believes that the risk is limited by maintaining all deposits in high quality financial institutions.

      Customer During 2001 no one customer was responsible for more than 10% of total Company revenues. During 2000 the Company had revenue from one client totaling approximately 13% of revenue. At December 31, 2000, the amount receivable from this client was approximately $21,000.

15.   Subsequent    On December 1, 2000, the Company entered into a settlement
      Events        agreement with TelNform, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002 (see Note 7). The Company failed to make the required payments subsequent to December 31, 2001; however, certain officers and significant stockholders of TelNform are also significant stockholders or directors of the Company. The
                    Company is in continuing settlement discussions with TelNform, Inc.

                    On December 4, 2000, the Company entered into a letter agreement with Robert A. Steiner, a former director and officer of the Company, that required the Company to make monthly payments of $1,500 to Steiner beginning on January 1, 2002 (see Note 7). The Company failed to make these required payments subsequent to December 31, 2001; however, the parties settled the matter effective February 28, 2002. In connection with the settlement, the Company paid $15,748 and agreed to issue a total of 1,259,840 shares of common stock to Mr. Steiner and his designee. Once the shares are issued, the settlement agreement with Mr. Steiner at $0.05 per share will trigger the anti-dilution provision for the preferred stock shareholders, decreasing the

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                      Notes to Consolidated Financial Statements


15.   Subsequent       conversion price from $0.10 per common share to $0.05 per
      Events, Cont'd   common share.

                       On December 5, 2000, the Company entered into a settlement agreement and release with Paul Silverman and Andrew Kent, both former directors and officers of the Company. This agreement required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002 (see Note 7). While the Company failed to make the first two payments in a timely manner subsequent to December 31, 2001, the payment obligation has been met. The Company is in continuing settlement discussions with Silverman and Kent.

                       The Company has not yet filed federal or state tax returns for 1999 and 2000. As a result, the Company is not currently in good standing with the State of California, Franchise Tax Board. Tax return preparation for both years is currently in progress and the Company anticipates filing the completed returns early in the second quarter of 2002.