Form 10QSB
period 2002-03-31
RFP EXPRESS INC
filed 2002-05-20
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2002.

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                        Commission file number: 33-83526


                                RFP Express Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                 95-4453386
----------------------------------     -----------------------------------------
   (State of Incorporation)               (I.R.S. Employer Identification No.)


               8989 Rio San Diego Drive, #160, San Diego, CA 92108
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  619-400-8800
              ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X      No
         ---------    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 16,325,543 (as of April 30, 2002)
--------------------------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

     Yes        No  X
         ------    ---

                                RFP Express Inc.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
--------------------------------------------------------------------------------

                                Table of Contents

Item                                                                        Page
----                                                                        ----
Part I -- Financial Information                                                1
   Item 1. Financial Statements.                                               1
   Item 2. Management's Discussion and Analysis or Plan of Operations.        14
   Introduction                                                               14
   Overview                                                                   14
   Results of Operations                                                      14
   Liquidity and Capital Resources                                            15
   Seasonality                                                                16
   Summary of Significant Accounting Policies                                 16
   Forward-Looking Statements                                                 16
Part II -- Other Information                                                  18
   Item 1. Legal Proceedings.                                                 18
   Item 2. Changes in Securities and Use of Proceeds.                         18
   Item 3. Defaults Upon Senior Securities.                                   18
   Item 4. Submission of Matters to a Vote of Security Holders.               18
   Item 5. Other Information.                                                 18
   Item 6. Exhibits and Reports on Form 8-K.                                  19

--------------------------------------------------------------------------------

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
--------------------------------------------------------------------------------

                         Part I -- Financial Information

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets ...........................   2-3

         Condensed Consolidated Statements of Operations .................     4

         Condensed Consolidated Statements of Cash Flows .................   5-6

         Notes to Condensed Consolidated Financial Statements ............  7-13

--------------------------------------------------------------------------------

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                           Condensed Consolidated Balance Sheets

 March 31,                                                    2002          2001
--------------------------------------------------------------------------------
 Assets

 Current Assets
   Cash                                                  $  31,615     $  19,820
   Accounts receivable                                      64,508        98,258
--------------------------------------------------------------------------------

 Total current assets                                       96,123       118,078

 Fixed Assets - Net                                        133,551       179,810

 Other Assets - Net                                          3,833         5,833
--------------------------------------------------------------------------------

                                                         $ 233,507     $ 303,721
================================================================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                           Condensed Consolidated Balance Sheets

 March 31,                                                                        2002            2001
----------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Deficit

 Current Liabilities
   Current portion of notes payable (Note 3)                                 $    268,992    $     74,365
   Current portion of capitalized lease obligation                                 99,814          99,814
   Accounts payable and accrued expenses                                          104,016         154,982
   Related party payables (Note 5)                                                242,793         248,308
   Accrued payroll and related taxes                                               49,787          47,264
   Accrued interest                                                                20,270           7,954
   Deferred revenue                                                               504,440         272,585
----------------------------------------------------------------------------------------------------------

 Total current liabilities                                                      1,290,112         905,272

 Notes Payable, Less Current Portion (Note 3)                                     990,857       1,108,765
----------------------------------------------------------------------------------------------------------

 Total liabilities                                                              2,280,969       2,014,037

 Commitments and Contingencies (Notes 5 and 6)

 Stockholders' Deficit
   Preferred stock; 14,235,461 shares authorized; 2,085,461
     and 1,495,461 shares issued and outstanding, respectively
     (Note 4)                                                                       2,085           1,495
   Common stock, $0.001 par value; 100,000,000 shares
     authorized; 16,325,543 and 14,325,543 shares issued
     and outstanding, respectively (Note 4)                                        16,326          14,326
   Stock subscriptions receivable                                                  (2,963)         (2,963)
   Additional paid-in capital (Note 4)                                         19,864,164      18,629,610
   Accumulated deficit                                                        (21,927,074)    (20,352,784)
----------------------------------------------------------------------------------------------------------

 Total stockholders' deficit                                                   (2,047,462)     (1,710,316)
----------------------------------------------------------------------------------------------------------

                                                                             $    233,507    $    303,721

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                 Condensed Consolidated Statements of Operations

 Quarters Ended March 31,                                                                   2002                 2001
----------------------------------------------------------------------------------------------------------------------
 Revenues                                                                            $   366,090          $   192,086

 Operating Expenses
     Selling, general and administrative expenses (including non-cash stock-based compensation of $56,345 and $66,780 for 2002 and 2001,
       respectively (Note 4)                                                             547,692              650,923
 Loss from Operations                                                                   (181,602)            (458,837)

 Other Income (Expense)
     Gain (loss) on issuance of stock for debt (Note 6)                                    2,310              (41,850)
     Interest expense                                                                     (4,741)             (11,332)
----------------------------------------------------------------------------------------------------------------------
 Total Other Expense                                                                      (2,431)             (53,182)
----------------------------------------------------------------------------------------------------------------------
 Net Loss                                                                            $  (184,033)         $  (512,019)
----------------------------------------------------------------------------------------------------------------------
 Net Loss Per Share (Basic):                                                         $     (0.01)         $     (0.04)
----------------------------------------------------------------------------------------------------------------------
 Weighted-Average Shares Outstanding                                                  16,325,543           14,301,816
======================================================================================================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                                 Condensed Consolidated Statements of Cash Flows

 Quarters Ended March 31,                                                         2002                 2001
------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
     Net loss                                                               $ (184,033)          $ (512,019)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Non-cash equity granted for services and interest                        56,345               66,780
       Depreciation and amortization                                            10,882               11,033
       Net (gain) loss on stock issued for debt and services                    (2,310)              41,850
     Change in operating assets and liabilities
       Accounts receivable                                                      43,200               54,872
       Accounts payable, accrued payroll and accrued
         expenses                                                               (8,566)             (10,824)
       Related party payables                                                    1,522              (26,579)
       Accrued interest                                                          4,741                6,949
       Deferred revenue                                                        (35,418)             (25,550)
------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                        (113,637)            (393,488)
------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
     Purchases of fixed assets                                                       -              (82,945)
============================================================================================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               RFP Express Inc. and Subsidiaries
                               (formerly The IXATA Group, Inc. and Subsidiaries)

                      Condensed Consolidated Statements of Cash Flows, Continued

 Quarters Ended March 31,                                                                    2002            2001
-----------------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities
     Proceeds from issuance of long-term debt and notes payable                           167,000         318,509
     Net proceeds from sale of preferred and common stock                                       -          30,000
     Principal payments on notes payable                                                  (21,748)       (103,000)
------------------------------------------------------------------------------------------------------------------

 Net cash provided by financing activities                                                145,252         245,509

------------------------------------------------------------------------------------------------------------------

 Net increase (decrease) in cash                                                           31,615        (230,924)

 Cash at Beginning of Period                                                                    -         250,744
-----------------------------------------------------------------------------------------------------------------

 Cash at End of Period                                                                   $ 31,615        $ 19,820
=================================================================================================================

 Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
       Interest                                                                          $      -        $  3,155
       Income taxes                                                                      $      -        $    800

 Noncash Investing and Financing Activities:

 During 2002 and 2001 the Company granted stock options to purchase 370,000 and 365,000 shares, respectively, of the Company's common stock. These stock options were valued in accordance with Statement of Financial Accounting Standards No. 123 at approximately $56,300 and $66,800 for 2002 and 2001, respectively. See Note 4.

 During January 2001 the Company issued 450,000 shares of common stock with a fair value of approximately $41,850 to satisfy debt related to professional services. The fair value of the shares was calculated using the closing prices surrounding the issuance dates.

================================================================================
   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of RFP Express Inc. and subsidiaries (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 16, 2002 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2002 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of March 31, 2002 and 2001 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $1,193,989 as of March 31, 2002 and incurred a net loss of $184,033 for the three months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, management's plan is to continue their relationship with the financing source as discussed in the most recent Annual Report. However, there can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on reported total assets or net loss.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 2. Summary of Significant Accounting Policies

None

Note 3. Notes Payable - Notes payable consisted of the following:

March 31,                                                                         2002       2001
-------------------------------------------------------------------------------------------------
              Notes  Payable to NextGen  Capital.  Advances to the
                Company based on  performance  targets.  Notes are
                intended to be  converted  into Series C preferred
                shares.                                                       $167,000   $ 70,000

              Account payable - vendor converted to a note on
                June 21, 1999; interest at 8% per annum; payable
                in monthly $2,000 installments of principal and
                interest beginning July 1, 1999.                                     -      4,365

              Note payable; interest at 8% per annum; due on
                December 5, 2003. Non-detachable warrants for
                500,000 shares exercisable at $2.72 per share
                were repriced to $0.05 per share. The warrants
                expire on August 21, 2003.                                     314,928    314,928

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
                (See Notes 5 and 6)                                            263,629    263,629

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
3.    Notes

      Payable, Cont'd  March 31,                                                2002                2001
                       Note payable for a settlement with the Company's
                          former CEO to resolve all outstanding Company
                          obligations related to his employment;
                          interest at 4% per annum. 50% of the balance
                          payable on December 1, 2003 and the remaining
                          50% payable at the rate of $1,500 per month
                          beginning January 15, 2002. (See Notes 5 and
                          6)                                                 201,056            204,056

                       Note payable for a settlement with the Company's
                          former CFO to resolve all outstanding Company
                          obligations related to his employment;
                          interest at 4% per annum. 50% of the balance
                          payable on December 1, 2003 and the remaining
                          50% payable at the rate of $1,500 per month
                          beginning January 15, 2002. (See Notes 5 and
                          6)                                                 133,168            136,168

                       Note payable to a limited partnership; interest
                          at 8% per annum; due on December 5, 2003.
                          Non-detachable warrants for 100,000 shares
                          exercisable at $0.10 per share were issued in
                          connection with the note. The warrants expire
                          on December 5, 2003.                                75,583             75,583

                       Note payable for a settlement with the Company's
                          former President to resolve all outstanding
                          Company obligations related to his employment;
                          interest at 8% per annum. Note payable settled
                          in full for $15,748 in cash and stock on
                          February 28, 2002. The settlement agreement
                          included 1,259,840 common shares which were
                          not issued as of March 31, 2002. (See Notes 5
                          and 6)                                              62,992             72,908

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
3.    Notes

      Payable, Cont'd  March 31,                                                        2002         2001
                       Note  payable;  interest  at 8%  per  annum;  due on
                          December 5, 2003. Non-detachable warrants for
                          65,000 shares exercisable at $0.10 per share
                          were issued in connection with the note. The
                          warrants expire on December 5, 2003.                        31,493       31,493

                       Note payable to a related party;  interest at 5% per
                         annum;  principal and interest are due on February
                         16, 2004.  (See Note 5)                                      10,000       10,000
                       ------------------------------------------------------------------------------------
                                                                                   1,259,849    1,108,765
                       Less current portion                                         (268,992)           -
                       ------------------------------------------------------------------------------------
                       Long-term portion                                          $  990,857   $1,108,765
                       ------------------------------------------------------------------------------------

                       Future minimum principal payments on notes payable are as follows:

                       Quarter Ending March 31,
                       ------------------------------------------------------------------------------
                                 2003                                                    $  268,992
                                 2004                                                       901,745
                                 2005                                                        36,000
                                 2006                                                        27,584
                                 2007                                                        18,000
                                 Thereafter                                                   7,528
                       ------------------------------------------------------------------------------
                                                                                         $1,259,849
                       ------------------------------------------------------------------------------

Note 4.  Stockholders' Equity

Preferred stock

The Series C preferred shares have a liquidation preference equal to the greater of (a) the purchase price for such shares plus an amount equal to 8% of the liquidation preference per annum from the original issue date of such shares or
(b) the amount that would be distributed to each common stock holder of the remaining assets of the Company available for distribution to stockholders which would be distributed on a pro rata basis based on the number of shares of common stock held.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Preferred stock (Cont'd)

Shares of Series C preferred stock are presently convertible into shares of common stock at a 1:10 ratio and subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events.

Pursuant to the terms of the preferred stock, NextGen has the right to elect a majority of the Board of Directors of the Company.

In January 2001 individuals purchased 60,000 shares of Series C Preferred Stock. The individuals were also granted Series C warrants to purchase 60,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on January 3, 2006. 40,000 of the shares were issued to satisfy a $40,000 debt to a related party. The fair value of the shares at that date was $40,000.

In February 2001 an individual purchased 10,000 shares of Series C preferred stock. The individual was also granted Series C warrants to purchase 10,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on February 28, 2006.

In March 2001 NextGen Fund II, L.L.C. purchased 150,000 shares of Series C preferred stock and NextGen SBS Fund II, L.L.C. purchased 100,000 shares of Series C preferred stock for a combined total of 250,000 shares of Series C preferred stock. NextGen was also granted Series C warrants to purchase 250,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on March 9, 2006.

Stock options

From January to March 2002, the Company granted 370,000 vesting stock options to employees under the expanded 1997 Employees Non-Qualified Stock Option Plan. Compensation expense of $56,345 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the quarter ended March 31, 2002. During the same period in 2001, the Company granted 365,000 vesting stock options. Compensation expense of $66,780 was recorded for the quarter ended March 31, 2001 also in accordance with SFAS No. 123.

5. Related Parties

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
5.  Related
    Parties (Cont'd)

The Company had employment agreements with officers and directors that contained compensation arrangements based on the achievement of certain Company goals established by the Board of Directors. Long-term notes payable due to former officers and directors of the Company were approximately $400,000 and $413,000 at March 31, 2002 and 2001, respectively.

The Company had previously maintained a management and services agreement with a company that is owned and controlled by stockholders who also have significant ownership of the Company. Expenses related to this previous management agreement for the first quarter of 2002 and 2001 were $0 and $21,500, respectively. Related long-term payables were approximately $273,000 at March 31, 2002 and 2001. The management services agreement was largely terminated in June 2000 except for network and internet services. The remainder of the contract was terminated February 2001 when the Company purchased and began operating on independent server equipment.

6.  Commitments and Contingencies

On December 1, 2000, the Company entered into a settlement agreement with TelNform, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002. The Company failed to make the required payments during the first quarter of 2002 and subsequently. However, certain officers and significant stockholders of TelNform are also significant stockholders or directors of the Company. The Company is in continuing settlement discussions with TelNform, Inc.

On December 4, 2000, the Company entered into a letter agreement with Robert A. Steiner, a former director and officer of the Company that required the Company to make monthly payments of $1,500 to Steiner beginning on January 1, 2002. The Company failed to make these required payments during the first quarter of 2002; however, the parties settled the matter effective February 28, 2002. In connection with the settlement, the Company paid $15,748 and agreed to issue a total of 1,259,840 shares of common stock to Mr. Steiner and his designee. A net gain on settlement of $2,310 has been recognized related to the terms of Mr. Steiner's settlement agreement. Once the shares are issued, the settlement agreement with Mr. Steiner at $0.05 per share will trigger the anti-dilution provision for the preferred stock shareholders, decreasing the conversion price from $0.10 per common share to $0.05 per common share.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
6.  Commitments and
    Contingencies (Cont'd)

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002. While the Company failed to make the first two payments in a timely manner subsequent to December 31, 2001, the payment obligation was met during the first quarter. Subsequently, the Company has not met the monthly payment schedule. The Company is in continuing settlement discussions with Silverman and Kent.

The Company has not yet filed federal or state tax returns for 1999 and 2000. As a result, the Company is not currently in good standing with the State of California. Tax return preparation for both years is currently in progress and the Company anticipates filing the completed returns during the second quarter of 2002.

                                RFP Express Inc.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Introduction

The following describes certain factors that produced changes in the results of operations of RFP Express Inc. (the "Company") during the quarter ended March 31, 2002 and as compared with the quarter ended March 31, 2001 as indicated in the Company's condensed consolidated financial statements. The following should be read in conjunction with the condensed consolidated financial statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

Overview

The Company was organized to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998 the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999 the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing IXATA.COM., a company whose business thrust was in line with the new strategy.

Upon closing the IXATA.COM acquisition, the Company established itself as a provider of internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. The Company's principal service, RFP ExpressSM, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system and email technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP ExpressSM provides dramatic cost savings to users.

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

Results of Operations

Revenues

Revenues are from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. The subscription portion continues to generate recognizable revenue in the period after the sale. The subscription portion of revenues from the increased sales in

________________________________________________________________________________
                                       14

                               RFP Express Inc.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
--------------------------------------------------------------------------------

2001 plus new sales in the first quarter of 2002 combined with transaction revenues during the first quarter 2002 to increase sales to $366,090, a 91% increase over sales of $192,086 for the same period in 2001.

Operating Expenses

Selling, general and administrative expenses (SG&A) were $547,692 for the quarter ended March 31, 2002 as compared to $650,923 for the quarter ended March 31, 2001. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $73,310 during the first quarter 2002 to $324,422 from $397,732 during the first quarter 2001. This decrease is attributed to staff wage and hour reductions, and layoffs as the Company entered its slow season in January 2002. Telephone and communications services decreased $21,470 during the first quarter of 2002 versus the first quarter of 2001. The expense for consultants and outside labor decreased $10,820 during the first quarter 2002 from the first quarter 2001. In the first quarter of 2002 the consulting expense related to a preliminary assessment for modernizing the RFP ExpressSM website user interface. A majority of the consulting expense in 2001 related to acquiring and maintaining the Company's independent server equipment. Rent increased $17,704 during the first three months of 2002 to $44,910 from $27,206 during the first three months of 2001. This increase is attributable to not recording full rent amounts in the month prior to the first quarter. Following negotiations the monthly rent was reduced to half in March 2002, but only after all past due amounts were paid. The preceding factors combine to account for $87,896 of the $103,231 decrease in SG&A expense during the first quarter 2002 from the first quarter 2001.

The loss on issuance of stock for debt decreased to $0 in the first quarter of 2002 compared with $41,850 in the first quarter of 2001 as no stock was issued to settle debt in 2002. Interest expense decreased $6,591 to $4,741 in the first three months of 2002 from $11,332 in the first three months of 2001 due to restructuring the Company's obligations. Some short and long-term notes remain and interest will be accrued on these until the balances are paid in full.

The net loss in the first quarter of 2002 decreased to $186,343 from $512,019 in 2001. This net improvement of $325,676 in the first quarter 2002 from the first quarter 2001 is the result of both increased revenues and decreased operating expenses. This change is attributable to aggressive cost reduction efforts while maintaining sales growth targets.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $37,000 in the first quarter 2002, from $2,360,000 at December 31, 2001 to $2,397,000 at March 31, 2002.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its products, service platform and supporting networks. The Company expected that such losses would continue as the Company focused on the development and expansion of product offerings and its customer base as cash provided by operations would not be sufficient to fund the expansion. The Company had working capital deficits of $1,193,989 and $787,194 as of March 31, 2002 and 2001, respectively, and incurred net losses of $184,033 and $512,019 for 2002 and 2001, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To address its financing needs, in September 2000, a preliminary agreement for funding was reached with NextGen Capital, a Virginia-based venture capital firm specializing in high technology and internet-related investments. On December 5, 2000, the Company closed a funding with NextGen and other private investors, issuing shares of its newly-authorized Series C preferred stock and warrants to purchase shares of preferred stock. In connection with the financing, NextGen agreed to make additional investments upon the achievement of certain milestones by the

________________________________________________________________________________
                                       15

                               RFP Express Inc.
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
--------------------------------------------------------------------------------

Company. The Company's relationship with NextGen continued through 2001 as the Company met the required funding milestones during the year. As of December 31, 2001, the Company had issued 2,085,461 shares of its preferred stock and warrants to purchase an additional 1,960,000 shares of preferred stock to NextGen and other private investors for a total of $2,300,000. NextGen has committed to continue funding the growth of the Company and its product development, and will provide support in the form of loans to the Company, the final structure of which is currently being negotiated. Loans totaling $167,000 had been advanced to the Company as of March 31, 2002. However, there is no guarantee that NextGen will be able to provide funding as needed.

As of March 31, 2002, the Company had cash and cash equivalents of $31,615 as compared to $19,820 as of March 31, 2001. This increase is attributable to improved collections of accounts receivable and advances from NextGen as required. The Company had accounts receivable totaling $64,508 at March 31, 2002 as compared with $98,258 at March 31, 2001. The decrease in accounts receivable is attributable to improved collections during the first quarter 2002. Net cash used in operating activities was $113,637 for the first quarter 2002 compared to $393,488 for the first quarter 2001. The primary reason for the decrease is due to a smaller loss for the first quarter 2002 compared to the first quarter 2001. Net cash used in investing activities for the first quarter 2002 was $0 for the purchase of fixed assets as compared with $82,945 for the first quarter 2001. Net cash provided by financing activities for the first quarter 2002 totaled $145,252 compared to $245,509 during the first quarter 2001. Cash infusions from NextGen slowed for the first quarter 2002 as compared with the first quarter 2001 as the Company was able to provide cash for its operations through increased sales and decreased operating expenses.

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

In October 1995, the FASB Issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS 123 in 1997. The Company values its stock and stock options at fair value in accordance with SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

New Accounting Standards

There were no recent accounting pronouncements that effect the Company during the first quarter 2002. For past pronouncements please refer to the Company's 10-KSB filed on April 16, 2002.

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's

________________________________________________________________________________
                                       16

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
--------------------------------------------------------------------------------

ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

..   The Company has a short operating history upon which to base an investment decision.

..   The Company will require additional capital, which it may not be able to obtain.

..   The continued losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern.

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

..   The Company's business partially depends on the free flow of services through the channels of commerce, which have been and could be further disrupted by terrorists' activities.

..   The September 11, 2001 terrorist attacks have dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy.

These and other risks described in the Company's most recent Annual Report must be considered by any investor or potential investor in the Company.

________________________________________________________________________________
                                       17

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company defaulted in payment of three of its debts during the first quarter of 2002.

On December 1, 2000 the Company entered into a settlement agreement with TelNform, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). The total principal amount of the payments is $120,000. The Company failed to make the required payments subsequent to December 31, 2001; however, certain officers and significant stockholders of TelNform are also significant stockholders or directors of the Company. The Company is in continuing settlement discussions with TelNform. However, there can be no assurances that the Company will be able to settle the matter.

On December 4, 2000, the Company entered into a letter agreement with Robert A. Steiner, a former director and officer of the Company, that required the Company to make monthly payments of $1,500 to Steiner beginning on January 1, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). The Company failed to make these required payments subsequent to December 31, 2001; however, the parties settled the matter effective February 28, 2002. In connection with the settlement, the Company paid $15,748 and agreed to issue a total of 1,259,840 shares of common stock to Mr. Steiner and his designee. Once the shares are issued, the settlement agreement with Mr. Steiner at $0.05 per share will trigger the anti-dilution provision of the Series C Preferred Stock, decreasing the conversion price from $0.10 per common share to $0.05 per common share and effectively doubling the number of shares of common stock issuable upon conversion.

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). The total principal payments required under these agreements is $340,224, in the aggregate. Two payments of three were made to each during the first quarter of 2002. Subsequent to quarter end, no additional payments have been made in connection with these debts. The Company is in continuing settlement discussions with Silverman and Kent. Both have threatened actions if agreement cannot be reached.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders in the first quarter of 2002.

Item 5. Other Information.

There are 14,235,461 shares of Series C preferred stock outstanding at March 31, 2002. When issued, these shares were convertible to common stock at a 10:1 ratio. However, the conversion ratio is subject to adjustment if the Company issues stock for less than the preferred stock's conversion price (initially, $0.10 a share), subject to limited exceptions. In connection with the settlement agreement with Robert Steiner, the Company agreed to issue 1,259,840 shares of common stock to Mr. Steiner and his designee. Once the shares are issued, the settlement

________________________________________________________________________________
                                       18

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
--------------------------------------------------------------------------------

agreement with Mr. Steiner at $0.05 per share will trigger the anti-dilution provision of the Series C Preferred Stock, decreasing the conversion price from $0.10 per common share to $0.05 per common share and effectively doubling the number of shares of common stock issuable upon conversion.

Item 6.  Exhibits and Reports on Form 8-K.

None.

________________________________________________________________________________
                                       19

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RFP Express Inc.


Date: May 16, 2002                        /s/ John C. Riener
                                          ------------------
                                      By John C. Riener, Chief Executive Officer

________________________________________________________________________________
                                       20