Form 10QSB
period 2002-06-30
RFP EXPRESS INC
filed 2002-08-19
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 2002.

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                        Commission file number: 33-83526

                                RFP Express Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                   95-4453386
------------------------------          ----------------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.)


               8989 Rio San Diego Drive, #160, San Diego, CA 92108
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  619-400-8800
              -----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   [X]     No___
          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 17,585,383 (as of August 16, 2002)
--------------------------------------------------------------------------------


Transition Small Business Disclosure Format (check one):

     Yes ____   No [X]
                   ---

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

                                Table of Contents

Item                                                                         Page
----                                                                         ----
Part I -- Financial Information                                                1
  Item 1. Financial Statements.                                                1
  Item 2. Management's Discussion and Analysis or Plan of Operations.         15
  Introduction                                                                15
  Overview                                                                    15
  Results of Operations                                                       16
  Liquidity and Capital Resources                                             18
  Seasonality                                                                 18
  Critical Accounting Standards                                               18
  Forward-Looking Statements                                                  19
Part II-- Other Information                                                   21
  Item 1. Legal Proceedings.                                                  21
  Item 2. Changes in Securities and Use of Proceeds.                          21
  Item 3. Defaults Upon Senior Securities.                                    21
  Item 4. Submission of Matters to a Vote of Security Holders.                21
  Item 5. Other Information.                                                  21
  Item 6. Exhibits and Reports on Form 8-K.                                   22

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.
      Condensed Consolidated Balance Sheets .................................    2-3

      Condensed Consolidated Statements of Operations .......................      4

      Condensed Consolidated Statements of Cash Flows .......................    5-6

      Notes to Condensed Consolidated Financial Statements ..................   7-14

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

--------------------------------------------------------------------------------

June 30,                                                    2002           2001
--------------------------------------------------------------------------------
Assets

Current Assets
     Cash                                               $  41,321      $  16,703
     Accounts receivable                                  242,197        250,583
     Costs and estimated earnings in excess of
       of billings (Note 2)                                57,885              -
--------------------------------------------------------------------------------

Total current assets                                      341,403        267,286

Fixed Assets - Net                                        168,746        164,119

Other Assets - Net                                          3,333          5,332
--------------------------------------------------------------------------------
                                                        $ 513,482      $ 436,737
================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------

June 30,                                                                              2002                  2001
-----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current Liabilities
     Current portion of notes payable (Note 3)                                 $     42,000          $      2,365
     Current portion of capitalized lease obligation                                 99,814                99,814
     Accounts payable and accrued expenses                                          155,468               112,410
     Related party payables (Note 5)                                                245,652               253,998
     Accrued payroll and related taxes                                              109,913                58,645
     Accrued interest                                                                30,813                13,347
     Deferred revenue                                                               653,967               457,655
-----------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         1,337,627               998,234

Long-Term Debt (Note 3)                                                           1,224,857             1,108,765
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 2,562,484             2,106,999

Commitments and Contingencies

Stockholders' Deficit
     Preferred stock, 10,000,000 shares authorized; 2,085,461 and 1,995,461 issued and outstanding in 2002 and 2001, respectively (liquidation
       preference of $2,148,025 and $2,055,325, respectively) (Note 4)                2,085                 1,995
     Common stock, $.001 par value; 100,000,000 shares
       authorized; 17,585,383 and 14,325,543 shares issued
       and outstanding in 2002 and 2001, respectively                                17,586                14,326
     Stock subscriptions receivable                                                  (2,963)               (2,963)
     Additional paid-in capital (Note 4)                                         20,072,271            19,110,841
     Accumulated deficit                                                        (22,137,981)          (20,794,461)
     Accumulated other comprehensive loss:
-----------------------------------------------------------------------------------------------------------------
 Total stockholders' deficit                                                     (2,049,002)           (1,670,262)
-----------------------------------------------------------------------------------------------------------------
                                                                               $    513,482          $    436,737
=================================================================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended  Six Months Ended  Three Months Ended  Six Months Ended
                                                           June 30, 2002      June 30, 2002      June 30, 2001      June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                                       $    673,304     $  1,039,394       $    209,625     $    401,711

Operating Expenses
     Selling, general and administrative expenses                   733,824        1,225,171            643,660        1,243,356
     Non cash stock-based compensation (Note 4)                     146,375          202,720              2,250           53,477
------------------------------------------------------------------------------------------------------------------------------------
     Total selling, general and administrative expenses             880,199        1,427,891            645,910        1,296,833
------------------------------------------------------------------------------------------------------------------------------------
 Loss from Operations                                              (206,896)        (388,498)          (436,285)        (895,122)


Other Income (Expense)
     Gain (loss) on issuance of stock for debt                            -            2,310                  -          (41,850)
     Interest expense                                               (10,544)         (15,285)            (5,392)         (16,724)
     Other income                                                     6,532            6,532                  -                -
------------------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                         (4,012)          (6,443)            (5,392)         (58,574)
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                       $   (210,908)    $   (394,941)      $   (441,677)    $   (953,696)
====================================================================================================================================
Net Loss Per Share (Basic)                                     $      (0.01)    $      (0.02)      $      (0.03)    $      (0.07)
====================================================================================================================================
 Weighted-Average Shares Outstanding                             16,768,563       16,555,237         14,313,745       14,313,745
====================================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

---------------------------------------------------------------------------------------------------------
                                                                Six Months Ended       Six Months Ended
                                                                 June 30, 2002          June 30, 2001
---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss                                                         $ (394,941)            $ (953,696)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Non-cash equity granted for services                              202,720                 53,477
       Depreciation and amortization                                      22,835                 20,521
       (Gain) loss on stock issued for debt                               (2,310)                41,850
     Change in operating assets and liabilities:
       Accounts receivable                                              (134,489)               (97,453)
       Costs and estimated earnings in excess
         of billings                                                     (57,885)                     -
       Deferred revenue                                                  114,109                159,520
       Accounts payable, accrued payroll and accrued
         expenses                                                        103,013                (35,311)
       Accrued interest                                                   15,284                 12,342
       Related party payables                                              4,381                (20,889)
-------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   (127,283)              (819,639)
-------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
     Purchases of fixed assets                                           (46,648)               (82,945)
-------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from issuance of notes payable                             243,000                748,509
     Principal payments on notes payable                                 (27,748)              (109,966)
     Net proceeds from sale of stock                                           -                 30,000
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                215,252                668,543
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                           41,321               (234,041)

Cash at Beginning of Period                                                    -                250,744
-------------------------------------------------------------------------------------------------------
Cash at End of Period                                                 $   41,321             $   16,703
=======================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (unaudited)

---------------------------------------------------------------------------------------------------
                                                               Six Months Ended     Six Months Ended
                                                                June 30, 2002        June 30, 2001
---------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
       Interest                                                       $  8,142              $ 9,349
       Income taxes                                                   $ 14,872              $ 4,082

Noncash Investing and Financing Activities:

During the first six months of 2002 and 2001, respectively, the Company granted stock options to purchase 440,000 and 738,500 shares of the Company's common stock to employees. These stock options, in addition to options vesting in the first six months of 2002 and 2001 from earlier grants, were valued accordance with SFAS 123 at $202,720 and $53,477, respectively. See Note 4.

During May 2002, the Company issued 1,259,840 shares to Robert A. Steiner, a former director and officer of the Company, and his designee, in settlement of a note payable issued to him in December 2000. See Note 6.

During January 2001, the Company issued 450,000 shares of common stock with a fair value of approximately $41,850 to satisfy debt related to professional services. The fair value of the shares was calculated using the closing prices surrounding the issuance dates.

In April and June of 2001, assets that had been on the Company books were written off at net book value. The assets had been retained by Tel.n.Form interactive and the net value of the assets was offset against an accounts payable balance that was owed to Tel.n.Form. The remaining payable was paid in full in June, 2001.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of RFP Express Inc. and subsidiaries (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 16, 2002 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2002 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of June 30, 2002 and 2001 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $996,224 as of June 30, 2002 and incurred a net loss of $394,941 for the six months then ended. In addition, the Company defaulted in the payment of three of its debts in the six months ended June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, management's plan is to continue their relationship with the financing source as discussed in the most recent Annual Report. However, there can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 2. Costs and Estimated Earnings in Excess of Billings

A portion of the Company's revenues are derived from fixed price contracts and are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Costs and estimated earnings in excess of billings represent revenues recognized in excess of amounts billed in accordance with the contractual billing terms.

During the quarter ended June 30, 2002, the Company signed a contract for a custom software solution for a major hotel chain customer. Phase I of the contract was completed subsequent to the six months and quarter ended June 30, 2002. Estimated total revenues from contracts in progress as of June 30, 2002 was $550,000. The contract revenue earned as of June 30, 2002 was $327,885. The backlog of signed, uncompleted contracts as of June 30, 2002 was $222,115.

Note 3. Notes Payable - Notes payable consisted of the following:

June 30,                                                                                         2002               2001
-------------------------------------------------------------------------------------------------------------------------
                              Vendor account payable converted to a note
                                June 21, 1999; interest at 8% per annum;
                                payable in monthly installments beginning
                                July 1, 1999.                                             $           -      $      2,365

                              Note Payable to NextGen Capital for
                                advances to the Company based on
                                performance targets; interest at 10% per
                                annum; due on December 24, 2003. Notes
                                can be converted into Series C preferred
                                shares.                                                         243,000                 -

                              Note payable; interest at 8% per annum;
                                due on December 5, 2003. Non-
                                detachable warrants for 500,000 shares
                                exercisable at $2.72 per share were
                                repriced to $0.05 per share. The
                                warrants expire on August 21, 2003.                             314,928           314,928

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

3.    Notes
      Payable, Cont'd         June 30,                                                            2002              2001
-------------------------------------------------------------------------------------------------------------------------
                              Note payable; interest at 8% per annum;
                                $200,000 of balance due on December 5,
                                2003. The remaining balance is payable
                                in monthly installments of $5,000
                                beginning on January 15, 2002, with
                                monthly installments increasing to
                                $10,000 starting on July 15, 2002. Non-
                                detachable warrants for 100,000 shares
                                exercisable at $0.10 per share were
                                issued in connection with the note. The
                                warrants expire on December 5, 2003.
                               (See Notes 5 and 6)                                              263,629           263,629

                              Note payable for a settlement with the
                                Company's former CEO to resolve all
                                outstanding Company obligations related
                                to his employment; interest at 4% per
                                annum. 50% of the balance payable on
                                December 1, 2003 and the remaining
                                50% payable at the rate of $1,500 per
                                month beginning January 15, 2002. (See
                                Notes 5 and 6)                                                  195,056           204,056

                              Note payable for a settlement with the
                                Company's former CFO to resolve all
                                outstanding Company obligations related
                                to his employment; interest at 4% per
                                annum. 50% of the balance payable on
                                December 1, 2003 and the remaining
                                50% payable at the rate of $1,500 per
                                month beginning January 15, 2002. (See
                                Notes 5 and 6)                                                  133,168           136,168

                              Note payable to a limited partnership;
                                interest at 8% per annum; due on
                                December 5, 2003. Non-detachable
                                warrants for 100,000 shares exercisable
                                at $0.10 per share were issued in
                                connection with the note. The warrants
                                expire on December 5, 2003.                                      75,583            75,583

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

3.    Notes
      Payable, Cont'd         June 30,                                                            2002              2001
-------------------------------------------------------------------------------------------------------------------------
                              Note payable for a settlement with the
                                Company's former President to resolve
                                all outstanding Company obligations
                                related to his employment; interest at
                                8% per annum. Note payable settled in
                                full for $15,748 in cash and stock on
                                February 28, 2002. The settlement
                                agreement included 1,259,840 common
                                shares, which were issued as of May
                                28, 2002. (See Notes 5 and 6)                                         -            72,908

                              Note payable; interest at 8% per annum;
                                due on December 5, 2003.
                                Non-detachable warrants for 65,000
                                shares exercisable at $0.10 per share
                                were issued in connection with the
                                note. The warrants expire on December
                                5, 2003.                                                         31,493            31,493

                              Note payable to a related party; interest
                                at 5% per annum; principal and interest
                                are due on February 16, 2004. (See
                                Note 5) 10,000 10,000

                              -------------------------------------------------------------------------------------------
                                                                                              1,266,857         1,111,130
                              Less current portion                                              (42,000)           (2,365)
                              -------------------------------------------------------------------------------------------
                              Long-term portion                                             $ 1,224,857       $ 1,108,765
                              ===========================================================================================

                              Future minimum principal payments on notes payable are as follows:

                              Year Ending June 30,
                              -----------------------------------------------------------------------

                                          2003                                            $  42,000
                                          2004                                            1,144,745
                                          2005                                               36,000
                                          2006                                               23,084
                                          2007                                               18,000
                                          Thereafter                                          3,028
                              -----------------------------------------------------------------------
                                                                                         $1,266,857
                              =======================================================================

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                         Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Shares of Series C preferred stock are presently convertible into shares of common stock at a 1:20 ratio and subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events.

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

Stock options

During the period January through June 2002 and January through June 2001, respectively, the Company granted 440,000 and 738,800 vesting stock options to employees under the expanded

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
Stock Options (Cont'd)

1997 Employees Non-Qualified Stock Option Plan. Compensation expense of $202,720 and $53,477 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the six months ended June 30, 2002 and 2001, respectively.

During the second quarter 2002 and the second quarter 2001, respectively, the Company granted 70,000 and 373,500 vesting stock options to employees under the expanded 1997 Employees Non-Qualified Stock Option Plan. Compensation expense of $146,375 and $2,250 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the second quarter ended June 30, 2002 and 2001, respectively.

Note 5.  Related Parties

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

The Company had employment agreements with officers and directors that contained compensation arrangements based on the achievement of certain Company goals established by the Board of Directors. Long-term notes payable due to former officers and directors of the Company were approximately $328,000 and $413,000 at June 30, 2002 and 2001, respectively.

The Company had previously maintained a management and services agreement with a company that is owned and controlled by stockholders who also have significant ownership of the Company. Expenses related to this management agreement for the six months ended June 30, 2002 and 2001 were $0 and $27,039, respectively.

Related long-term payables were approximately $273,000 at June 30, 2002 and 2001. The management services agreement was largely terminated in June 2000 except for network and internet services. The remainder of the contract was terminated February 2001 when the Company purchased and began operating on independent server equipment.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 6.  Commitments and Contingencies

On December 1, 2000, the Company entered into a settlement agreement with TelNform, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002. The Company failed to make the required payments during the six months and quarter ended June 30, 2002. However, certain officers and significant stockholders of TelNform are also significant stockholders or directors of the Company. The Company is in continuing settlement discussions with TelNform, Inc.

On December 4, 2000, the Company entered into a letter agreement with Robert A. Steiner, a former director and officer of the Company that required the Company to make monthly payments of $1,500 to Steiner beginning on January 1, 2002. The Company failed to make these required payments during the first quarter of 2002; however, the parties settled the matter effective February 28, 2002. In connection with the settlement, the Company paid $15,748 and agreed to issue a total of 1,259,840 shares of common stock to Mr. Steiner and his designee. A net gain on settlement of $2,310 has been recognized related to the terms of Mr. Steiner's settlement agreement. The shares were issued May 28, 2002. The settlement agreement with Mr. Steiner at $0.05 per share has triggered the anti-dilution provision for the preferred stock shareholders, decreasing the conversion price from $0.10 per common share to $0.05 per common share. Management is currently looking into authorizing additional shares of the Company's common stock as well as other possible solutions.

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002. While the Company failed to make the first two payments to both in a timely manner, the payment obligation was met during the first quarter. Subsequently, the Company has met the monthly payment schedule required by Paul Silverman's settlement agreement, however the Company is in continuing settlement discussions with Andrew Kent.

Note 7.  Segments

The Company's operating structure included two active operating segments for 2002.

Segment Products and Services

The Company had the following reportable segments in 2002: the RFP Express software product (RFPX) and Custom Software Solutions Development (CSSD). RFP Express is the Company's flagship product, which integrates a user-friendly Internet interface, data-warehousing system with e-mail and fax technologies to automate the RFP process for corporate travel managers. One of the Company's existing customers requested a custom software solution to replace their current in-house RFP management and database system. Thus, a second business segment developed in the second quarter of 2002 as the Company started to fashion a custom solution for this customer from the existing database and web programming.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
              Notes to Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 7.  Segments (Cont'd)

                            For the Three Months Ended June 30, 2002
                           ----------------------------------------------------------------------------------
                           (In thousands)                             RFPX         CSSD               Total
                           ----------------------------------------------------------------------------------
                           Net revenue from external
                             Customers                              $  403      $   270             $    673
                           Depreciation and
                             amortization expense                      (11)           -                  (11)
                           Segment profit (loss)                    $ (339)     $   122             $   (217)
                                                                =============================================

                           For the Six Months Ended June 30, 2002
                           ----------------------------------------------------------------------------------
                           (In thousands)                             RFPX         CSSD                Total
                           ----------------------------------------------------------------------------------
                           Net revenue from external
                             Customers                              $  769      $   270             $  1,039
                           Depreciation and
                             amortization expense                      (22)           -                  (22)
                           Segment profit (loss)                    $ (523)     $   122             $   (401)
                                                               ==============================================
                           Total segment assets                     $  423      $    90             $    455
                           Less intersegment assets                      -            -                    -
                                                               ----------------------------------------------
                           Net segment assets                       $  423      $    90             $    513
                                                               ==============================================s

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Introduction

The following describes certain factors that produced changes in the results of operations of RFP Express Inc. (the "Company") during the quarter and six months ended June 30, 2002 and as compared with the quarter and six months ended June 30, 2001 as indicated in the Company's condensed consolidated financial statements. The following should be read in conjunction with the condensed consolidated financial statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

On April 8, 2002 the Company entered into a letter of intent agreement with an existing hotel management company customer to begin designing and programming a custom software solution to replace the customer's current RFP management and database system. As a result, during the second quarter of 2002 the Company developed an entirely new business segment, Custom Software Solutions Design for large hotel management companies. At the successful completion of Phase I of the current contract, other hotel management companies have inquired about the custom software solution design service that the Company now offers.

Results of Operations

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

The First Six Months of 2002 as Compared to the First Six Months of 2001

Revenues

RFP Express(SM) revenues are from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. The subscription portion continues to generate recognizable revenue in the period after the sale. The subscription portion of revenues from the sales in 2001 plus new sales during the first six months of 2002 combined with transaction revenues during the first six months of 2002 to increase sales to $711,509, a 77% increase over sales of $401,711 for the same period in 2001.

Custom software solutions development revenues, accounted for using the percentage of completion contract method, were $327,885 for the six months ended June 30, 2002 and zero for the six months ended June 30, 2001.

Combined, total revenues for the quarter ending June 30, 2002 were $1,039,394, a 158% increase over the $401,711 total revenues for the same period in 2001.

Operating Expenses

Selling, general and administrative expenses (SG&A) were $1,225,171 for the six months ended June 30, 2002, slightly less than $1,243,356 for the six months ended June 30, 2001. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $19,882 during the first six months of 2002 to $773,230 from $793,112 during the first six months of 2001. This decrease is attributed to staff wage and hour reductions, and layoffs as the Company entered its slow season in January 2002. The Company re-staffed to meet increasing demands in May 2002. Telephone and communications services decreased $32,700 to $21,787 from $54,487 during the first six months of 2002 versus the first six months of 2001. The expense for consultants and outside labor increased $68,316 to $124,546 from $56,230 during the first six months of 2002 from the first six months of 2001. In the first six months of 2002 the consulting expense related to an assessment for updating the RFP Express(SM) website user interface, and the development of a user interface for a new product. The consulting expense for the same period in 2001 related to acquiring and maintaining the Company's independent server equipment, and hiring a marketing consultant on retainer. Legal and accounting expense decreased $50,527 to $71,119 from $121,646 for the first six months ending June 30, 2002 as compared to the first six months ending June 30, 2001. Costs for both the Company's health insurance and director's and officer's insurance plans increased 26% and 35%, respectively in the first six months of 2002 as compared to the same period in 2001 for total of $19,813 increase in cost. The preceding factors combine to account for $14,980 of the $18,185 decrease in SG&A expense during the first quarter 2002 from the first quarter 2001.

The gain on issuance of stock for debt was $2,310 in the first six months of 2002 compared with a loss of $41,850 in the first six months of 2001. Interest expense decreased $1,439 to $15,285 in the first six months of 2002 from $16,724 in the six months of 2001 due to settling with one of the note holders in exchange for common shares and a cash payment. Replacing this obligation, the Company is accruing interest expense related to advances from NextGen Capital. A $6,532 gain on debt-write off was recorded during the first six months of 2002 related to reducing accounts payable balances.

The net loss in the first six months of 2002 decreased to $394,941 from $953,696 in 2001. This net improvement of $558,755 in the first six months of 2002 from the first six months of 2001 is the result of both increased revenues and decreased operating expenses. This change is attributable to aggressive cost reduction efforts while maintaining sales growth targets and adding custom software development to the Company's services, which has contributed significant revenue to date.

The Quarter Ended June 30, 2002 as Compared to the Quarter Ended June 30, 2001

Revenues

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

RFP Express(SM) revenues are from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. The subscription portion continues to generate recognizable revenue in the period after the sale. The subscription portion of revenues from previous sales plus new sales during the second quarter of 2002 combined with transaction revenues during the second quarter of 2002 to increase sales to $345,419, a 65% increase over sales of $209,625 for the same period in 2001.

Custom software solutions development revenues, accounted for using the percentage of completion contract method, were $327,885 for the second quarter of 2002 and $0 for the same quarter in 2001.

Combined, total revenues for the quarter ending June 30, 2002 were $673,304, a 221% increase over the $209,625 total revenues for the same period in 2001.

Operating Expenses

Selling, general and administrative expenses (SG&A) were $733,824 for the quarter ended June 30, 2002, $90,164 greater than the $643,660 for the quarter ended June 30, 2001. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses increased $52,894 during the quarter ended June 30, 2002 to $448,681 from $395,787 during the quarter ended June 30, 2001. This increase is attributed to a 15% increase in the number of employees during the quarter ended June 30, 2002 over the same quarter in 2001. Telephone and communications services decreased $9,857 to $10,279 from $20,136 during the second quarter of 2002 versus the second quarter of 2001. The expense for consultants and outside labor increased $79,136 to $106,286 from $27,150 during the second quarter of 2002 from the second quarter of 2001. In the second quarter of 2002 the consulting expense related to an assessment for updating the RFP ExpressSM website user interface, and the development of a user interface for a new product. The consulting expense for the same period in 2001 related to acquiring and maintaining the Company's independent server equipment, and hiring a marketing consultant on retainer. Legal and accounting expense decreased $31,013 to $42,404 from $73,417 during the quarter ending June 30, 2002 as compared to the quarter ending June 30, 2001. Rent decreased $22,994 to $29,983 from $52,977 during the second quarter of 2002 from the second quarter of 2001 due to re-negotiating the lease in February 2002. Federal, state and local tax expense increased $11,590 to $14,872 from $3,282 during the quarter ending June 30, 2002 from the quarter ending June 30, 2001. This increase was due to payments for a former officer's tax liability pursuant to his employment agreement. Expense for the director's and officer's insurance increased $5,997 to $20,628 from $14,631 during the second quarter 2002 from the second quarter 2001, due to overall increasing insurance costs for the internet industry. The preceding factors combine to account for $85,753 of the $90,164 increase in SG&A expense during the second quarter 2002 from the second quarter 2001.

Interest expense increased $5,152 to $10,544 in the second quarter of 2002 from $5,392 in the second quarter of 2001 due to accruing interest expense related to advances from NextGen Capital. Other income of $6,532 was recorded during the quarter ending June 30, 2002 related to reducing the accounts payable balances.

The net loss in the second quarter of 2002 decreased to $210,908 from $441,677 in 2001. This net improvement of $230,769 is the result of both increased revenues and decreased operating expenses. This change is attributable to aggressive cost reduction efforts while maintaining sales growth targets and adding a new segment to the Company, which has contributed significant revenue to date.

Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

approximately $77,000 in the first six months of 2002, from $2,360,000 at December 31, 2001 to $2,437,000 at June 30, 2002.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its products, service platform and supporting networks. The Company expected that such losses would continue as the Company focused on the development and expansion of product offerings and its customer base as cash provided by operations would not be sufficient to fund the expansion. The Company had working capital deficits of $996,224 and $730,948 as of June 30, 2002 and 2001, respectively, and incurred net losses of $394,941 and $953,696 for 2002 and 2001, respectively. In addition, the Company defaulted in the payment of three of its debts in the six months ended June 30, 2002. See "Part II -- Other Information; Item 3, Defaults Upon Senior Securities." These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To address its financing needs, in September 2000, a preliminary agreement for funding was reached with NextGen Capital, a Virginia-based venture capital firm specializing in high technology and internet-related investments. On December 5, 2000, the Company closed a funding with NextGen and other private investors, issuing shares of its newly-authorized Series C preferred stock and warrants to purchase shares of preferred stock. In connection with the financing, NextGen agreed to make additional investments upon the achievement of certain milestones by the Company. The Company's relationship with NextGen continued through 2001 as the Company met the required funding milestones during the year. As of December 31, 2001, the Company had issued 2,085,461 shares of its preferred stock and warrants to purchase an additional 1,960,000 shares of preferred stock to NextGen and other private investors for a total of $2,300,000. NextGen has committed to continue funding the growth of the Company and its product development, and will provide support in the form of loans to the Company. Loans totaling $243,000 had been advanced to the Company as of June 30, 2002. On August 15, 2002 the Company issued NextGen notes respresenting these advances and bearing interest at 10% per annum. These notes are convertible by NextGen at any time into Series C preferred at $1.00 per share. There is no guarantee that NextGen will be able to provide funding as needed, however, the Company is currently operating from its own cash flows.

As of June 30, 2002, the Company had cash and cash equivalents of $41,321 as compared to $16,703 as of June 30, 2001. This increase is attributable to improved collections of accounts receivable and increased sales during the period. The Company had accounts receivable totaling $242,197 at June 30, 2002 as compared with $250,583 at June 30, 2001. The decrease in accounts receivable is attributable to improved collections during the second quarter 2002. Net cash used in operating activities was $127,283 for the six months ended June 30, 2002 compared to $819,639 for the same period in 2001. The primary reason for the decrease is due to a smaller loss for the first six months of 2002 as compared to the first six months of 2001. Net cash used in investing activities for the six months ending June 30, 2002 was $46,648 for the purchase of fixed assets as compared with $82,945 for the six months ending June 30, 2001. Net cash provided by financing activities for the first six months of 2002 totaled $215,252 compared to $668,543 during the first six months of 2001. Cash infusions from NextGen ceased in May 2002 as the Company was able to provide cash for its operations through increased sales and decreased operating expenses.

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

Summary of Significant Accounting Policies

Critical Accounting Standards

The Company recognizes revenue from transaction, sales of subscriptions, and fixed price contracts.

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

Transaction revenues are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed.

Subscription revenues are recognized over the period of the subscription. An allowance has been provided for uncollectible accounts based on management's evaluation of the accounts and the customer's payment history.

The Company's revenues are also derived from fixed price contracts and are recognized using the percentage-of-completion method of contract accounting based on the ratio of total costs incurred to total estimated costs. Losses on contracts are recognized when they become known and reasonably estimable. Actual results of contracts may differ from management's estimates and such differences could be material to the consolidated financial statements. Costs and estimated earnings in excess of billings represent revenues recognized in excess of amounts billed in accordance with the contractual billing terms.

In October 1995, the FASB Issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted SFAS 123 in 1997. The Company values its stock and stock options at fair value in accordance with SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

New Accounting Standards

For new accounting pronouncements please refer to the Company's Annual Report on Form 10-KSB filed on April 16, 2002.

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

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

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

.. The Company's common stock may be delisted from the Nasdaq Over-the-Counter
  Bulletin Board Service if the Company fails to make required filing with the Securities and Exchange Commission and the Company may not qualify for listing on the Bulletin Board Exchange when it replaces the OTCBB next year.

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

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

                          Part II -- Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

On February 28, 2002, the Company entered into a settlement agreement with Robert A. Steiner, a former director and officer of the Company. See "Defaults Upon Senior Securities." Pursuant to the settlement agreement, the Company issued a total of 1,259,840 shares of its common stock to Mr. Steiner and his designee on May 28, 2002. The Company believes the issuance to be exempt from registration under (S) 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

The Company defaulted in payment of three of its debts during the six months ended June 30, 2002.

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

On December 4, 2000, the Company entered into a letter agreement with Robert A. Steiner, a former director and officer of the Company, that required the Company to make monthly payments of $1,500 to Steiner beginning on January 1, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). The Company failed to make these required payments subsequent to December 31, 2001; however, the parties settled the matter effective February 28, 2002. In connection with the settlement, the Company paid $15,748 and agreed to issue a total of 1,259,840 shares of common stock to Mr. Steiner and his designee. The shares were issued May 28, 2002. The settlement agreement with Mr. Steiner at $0.05 per share triggered the anti-dilution provision of the Series C Preferred Stock, decreasing the conversion price from $0.10 per common share to $0.05 per common share and effectively doubling the number of shares of common stock issuable upon conversion.

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). Two payments of three were made to each during the first quarter of 2002. Subsequently, the Company has met the monthly payment schedule required by Paul Silverman's settlement agreement, however the Company is in continuing settlement discussions with Kent and he has threatened legal action if agreement cannot be reached. The total principal payment required under Andrew Kent's agreement is $133,168.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders in the second quarter of 2002.

Item 5.  Other Information.

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

Simultaneously with the filing of this quarterly report on Form 10-QSB, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and acting chief financial officer required by 18 U.S.C. (S) 1350 as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K.

None.

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
               For the Six Months and Quarter Ended June 30, 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RFP Express Inc.


Date: August 19, 2002                   /s/ John C. Riener
                                        ------------------
                                    By John C. Riener, Chief Executive Officer