Form 10QSB
period 2002-09-30
RFP EXPRESS INC
filed 2002-11-20
CIK 929425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002.

|_| Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

                        Commission file number: 33-83526

-------------------------------------------------------------------------------

                                RFP Express Inc.
-------------------------------------------------------------------------------


             (Exact Name of Registrant as Specified in its Charter)
-------------------------------------------------------------------------------



          Delaware                                    95-4453386
---------------------------------       ---------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification No.)




               8989 Rio San Diego Drive, #160, San Diego, CA 92108
------------------------------------------------------------------------------


                    (Address of Principal Executive Offices)
-------------------------------------------------------------------------------



                                  619-400-8800
                         ---------------------------

                (Issuer's Telephone Number, Including Area Code)


Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   |X|     No
         ---------    ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 17,710,383 (as of November 19, 2002)
-----------------------------------------------------------------------------


Transition Small Business Disclosure Format (check one):

     Yes            No |X|
         ------        ---

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002


                                Table of Contents

Item                                                        Page
----                                                        ----
Part I -- Financial Information                               1
    Item 1. Financial Statements.                             1
    Item 2. Management's Discussion and Analysis
            or Plan of Operations.                           16
            Introduction                                     16
            Overview                                         16
            Results of Operations                            17
            Liquidity and Capital Resources                  19
            Seasonality                                      20
            Critical Accounting Standards                    20
            New Accounting Standards                         21
            Forward-Looking Statements                       21
            Item 3. Controls and Procedures                  22

Part II -- Other Information                                 23
    Item 1. Legal Proceedings.                               23
    Item 2. Changes in Securities and Use of Proceeds.       23
    Item 3. Defaults Upon Senior Securities.                 23
    Item 4. Submission of Matters to a Vote of
            Security Holders.                                23
    Item 5. Other Information.                               23
    Item 6. Exhibits and Reports on Form 8-K.                24

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets ........................   2-3

         Condensed Consolidated Statements of Operations ..............     4

         Condensed Consolidated Statements of Cash Flows ..............   5-6

         Notes to Condensed Consolidated Financial Statements .........  7-15

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                      Condensed Consolidated Balance Sheets
                                   (unaudited)
--------------------------------------------------------------------------------
 September 30,                                        2002                 2001
--------------------------------------------------------------------------------
 Assets

 Current Assets
     Cash                                      $    98,492            $       -
     Accounts receivable net of allowance
       for doubtful accounts                       691,991              229,580
--------------------------------------------------------------------------------
 Total current assets                              790,483              229,580

 Fixed Assets - Net                                213,234              155,085

 Other Assets - Net                                  2,833                4,833
--------------------------------------------------------------------------------
                                               $ 1,006,550            $ 389,498
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.



--------------------------------------------------------------------------------

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                Condensed Consolidated Balance Sheets, Continued
                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------------
 September 30,                                                                                   2002                  2001
----------------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Deficit

 Current Liabilities

     Checks written in excess of bank balance                                            $         -           $     10,076
     Current portion of notes payable (Note 2)                                                 36,000                39,115
     Current portion of capitalized lease obligation                                          105,779                99,814
     Accounts payable and accrued expenses                                                    108,023               106,688
     Related party payables (Note 4)                                                          247,830               247,290
     Accrued payroll and related taxes                                                        109,869                57,852
     Accrued interest                                                                          41,297                18,913
     Deferred revenue                                                                       1,008,798               535,287
----------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                  1,657,596             1,115,035

 Long-Term Debt (Note 2)                                                                    1,215,857             1,070,515
 Capitalized lease obligation, less current portion                                            28,028                     -
----------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                                                          2,901,481             2,185,550

 Commitments and Contingencies

 Stockholders' Deficit
     Preferred stock, 10,000,000 shares authorized; 2,085,461
       issued and outstanding in 2002 and 2001
       (liquidation preference of $2,148,025) (Note 3)                                          2,085                 2,085
     Common stock, $.001 par value; 100,000,000 shares
       authorized; 17,710,383 and 14,235,543 shares issued
       and outstanding in 2002 and 2001, respectively                                          17,711                14,326
     Stock subscriptions receivable                                                            (2,963)               (2,963)
     Additional paid-in capital (Note 3)                                                   20,134,896            19,302,192
     Accumulated deficit                                                                  (22,046,660)          (21,111,692)
----------------------------------------------------------------------------------------------------------------------------
 Total stockholders' deficit                                                               (1,894,931)           (1,796,052)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         $  1,006,550          $    389,498
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended  Nine Months Ended  Three Months Ended  Nine Months Ended
                                                           September 30,      September 30,      September 30,        September 30,
                                                                2002                2002                2001               2001
------------------------------------------------------------------------------------------------------------------------------------
 Revenues                                                   $ 1,050,068        $ 2,089,462         $   364,038       $    765,749

 Operating Expenses
     Selling, general and administrative expenses               891,186          2,116,357             574,260          1,817,616
     Non cash stock-based compensation (Note 3)                  56,500            259,220             101,441            154,918
------------------------------------------------------------------------------------------------------------------------------------
     Total selling, general and administrative expenses         947,686          2,375,577             675,701          1,972,534
------------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss) from Operations                              102,382           (286,115)           (311,663)        (1,206,785)

 Other Income (Expense)
     Gain (loss) on issuance of stock for debt                        -              2,310                   -            (41,850)
     Interest expense                                           (11,062)           (26,347)             (5,567)           (22,291)
     Other income                                                     -              6,532                   -                  -
------------------------------------------------------------------------------------------------------------------------------------
 Total Other Income (Expense)                                   (11,062)           (17,505)             (5,567)           (64,141)
------------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss)                                          $    91,320        $  (303,620)        $  (317,230)      $ (1,270,926)
------------------------------------------------------------------------------------------------------------------------------------
 Net Income (Loss) Per Share (Basic)                        $      0.01        $     (0.02)        $     (0.02       $      (0.09)
 Net Income (Loss) Per Share (Diluted)                      $      0.00        $     (0.02)        $     (0.02)      $      (0.09)
------------------------------------------------------------------------------------------------------------------------------------
 Weighted-Average Shares Outstanding - Basic                 17,660,111         16,927,576          14,318,949         14,318,949
 Weighted-Average Shares Outstanding - Diluted               64,597,902         16,927,576          14,318,949         14,318,949
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------
                                                               Nine Months Ended       Nine Months Ended
                                                              September 30, 2002      September 30, 2001
-----------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
     Net loss                                                            $ (303,620)          $ (1,270,926)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
       Non-cash equity granted for services                                 265,470                154,918
       Provision for Bad Debt                                                67,725                      -
       Depreciation and amortization                                         38,656                 29,807
       (Gain) loss on stock issued for debt                                  (2,310)                41,850
     Change in operating assets and liabilities:
       Accounts receivable                                                 (652,008)               (76,450)
       Deferred revenue                                                     468,940                237,152
       Accounts payable, accrued payroll and accrued
         expenses                                                            83,782                (37,781)
       Accrued interest                                                      25,768                 17,908
       Related party payables                                                 6,559                (27,597)
-----------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                       (1,038)              (931,119)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
     Purchases of fixed assets                                              (70,607)               (86,744)
-----------------------------------------------------------------------------------------------------------
 Cash Flows From Financing Activities
     Net payments on captial lease obligation                                (1,857)                     -
     Proceeds from issuance of notes payable                                243,000                748,509
     Principal payments on notes payable                                    (42,748)              (111,466)
     Net proceeds from sale of stock                                              -                120,000
     Checks written in excess of bank balance                               (28,258)                10,076
-----------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                  170,137                767,119
-----------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash                                             98,492               (250,744)

 Cash at Beginning of Period                                                      -                250,744
-----------------------------------------------------------------------------------------------------------
 Cash at End of Period                                                     $ 98,492           $          -
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RFP Express Inc. and Subsidiaries
                (formerly The IXATA Group, Inc. and Subsidiaries)
           Condensed Consolidated Statements of Cash Flows, Continued
                                   (unaudited)

------------------------------------------------------------------------------------------------
                                                      Nine Months Ended     Nine Months Ended
                                                     September 30, 2002     September 30, 2002
------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                            $ 8,722               $ 9,349
      Income taxes                                        $ 15,293              $ 4,082

Noncash Investing and Financing Activities:

During the first nine months of 2002 and 2001, respectively, the Company granted stock options to purchase 1,590,000 and 333,500 shares of the Company's common stock to employees. These stock options, in addition to options vesting in the first nine months of 2002 and 2001 from earlier grants, were valued accordance with SFAS 123 at $259,220 and $154,918, respectively. See Note 3.

During July 2002, the Company acquired approximately $35,000 of fixed assets under a capital lease agreement.

During August 2002, the Company issued 125,000 shares of common stock with a fair value of $6,250 to John C. Riener, the Company's CEO, in accordance with Mr. Riener's employment agreement.

During January 2001, the Company issued 450,000 shares of common stock with a fair value of approximately $41,850 to satisfy debt related to professional services. The fair value of the shares was calculated using the closing prices surrounding the issuance dates.

In March 2001, the Company converted $250,000 of notes payable-related party into 250,000 shares of preferred stock. See Note 3.

In April and June of 2001, assets that had been on the Company books were written off at net book value. The assets had been retained by Tel.n.Form interactive and the net value of the assets was offset against an accounts payable balance that was owed to Tel.n.Form. The remaining payable was paid in full in June 2001.

In June of 2001, the Company converted $500,000 of notes payable-related party into 500,000 shares of preferred stock. See Note 3.

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002
              Notes to Condensed Consolidated Financial Statements


Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of RFP Express Inc. and subsidiaries (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements nor those normally made in the Company's Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on April 16, 2002 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The consolidated results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2002 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of September 30, 2002 and 2001 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $867,113 as of September 30, 2002 and incurred a net loss of $303,620 for the nine months then ended. In addition, the Company defaulted in payment of one of its debts during the nine months ended September 30, 2002 (see Note 5). These conditions raise substantial doubt about the Company's ability to continue as a going concern. To meet both current and contractual commitments and business growth objectives, the Company will require additional financing. To address its financing needs, management's plan is to continue their relationship with the financing source as discussed in the most recent Annual Report. However, there can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002
              Notes to Condensed Consolidated Financial Statements

Certain reclassifications have been made to the prior period, condensed consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on reported total assets or net loss.

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per share have been computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period, in accordance with SFAS No. 128, "Earnings per Share." For the third quarter of 2002, certain options, warrants, convertible debt and preferred stock outstanding were considered dilutive and were included in the calculation of diluted net income (loss) per share. Adjustments were made to add back interest on convertible debt of $6,352 to net income for the third quarter of 2002. As a result of the net losses from continuing operations incurred during the nine months ended 2002 and 2001, all options, warrants, convertible debt and preferred stock outstanding were considered anti-dilutive and were excluded from the calculations of diluted net income (loss) per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share for the nine months ended 2002 or 2001. Anti-dilutive securities and common stock equivalents at September 30, 2002 which could be dilutive in future periods include common stock options to purchase 6,783,500 shares of common stock and warrants to purchase 2,803,553 shares of common stock.

Note 2. Notes Payable - Notes payable consisted of the following:

September 30,                                                                                    2002              2001
------------------------------------------------------------------------------------------------------------------------
                              Note Payable to NextGen Capital for advances to
                                the Company based on performance targets;
                                interest at 10% per annum; due on December 24,
                                2003. Notes can be converted into Series C
                                preferred shares.

                                                                                            $  243,000     $            -
                              Note payable; interest at 8% per annum; due on
                                 December 5, 2003. Non-detachable warrants for
                                 500,000 shares exercisable at $2.72 per share
                                 were repriced to $0.05 per share. The warrants
                                 expire on August 21, 2003.

                                                                                               314,928            314,928

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002
              Notes to Condensed Consolidated Financial Statements


2.    Notes
      Payable, Cont'd         September 30,                                                      2002              2001
------------------------------------------------------------------------------------------------------------------------
                              Note payable; interest at 8% per annum; $200,000
                                of balance due on December 5, 2003. The
                                remaining balance is payable in monthly
                                installments of $5,000 beginning on January 15,
                                2002, with monthly installments increasing to
                                $10,000 starting on July 15, 2002.
                                Non-detachable warrants for 100,000 shares
                                exercisable at $0.10 per share were issued in
                                connection with the note. The warrants expire
                                on December 5, 2003.

                                                                                              263,629             263,629

                              Note payable for a settlement with the Company's
                                former CEO to resolve all outstanding Company obligations related to his employment; interest at 4% per annum. 50% of the balance payable on December 1, 2003 and the remaining 50% payable at the rate of $1,500 per month beginning
                                January 15, 2002. (See Notes 4 and 5)

                                                                                              190,556             204,056
                              Note payable for a settlement with the Company's
                                former CFO to resolve all outstanding Company
                                obligations related to his employment; interest
                                at 4% per annum. 50% of the balance payable on
                                December 1, 2003 and the remaining 50% payable
                                at the rate of $1,500 per month beginning
                                January 15, 2002. (See Notes 4 and 5)

                                                                                              122,668             136,168

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002
              Notes to Condensed Consolidated Financial Statements

2.    Notes
      Payable, Cont'd         September 30,                                                       2002             2001
------------------------------------------------------------------------------------------------------------------------
                              Note payable to a limited partnership; interest at
                                8% per annum; due on December 5, 2003.
                                Non-detachable warrants for 100,000 shares
                                exercisable at $0.10 per share were issued in
                                connection with the note. The warrants expire
                                on December 5, 2003.

                                                                                                75,583           75,583
                              Note payable for a settlement with the Company's
                                former President to resolve all outstanding
                                Company obligations related to his employment;
                                interest at 8% per annum. Note payable settled
                                in full for $15,748 in cash and stock on
                                February 28, 2002. The settlement agreement
                                included 1,259,840 common shares, which were
                                issued as of May 28, 2002. (See Notes 4 and 5)

                                                                                                     -           72,908
                              Note payable; interest at 8% per annum; due on
                                December 5, 2003. Non-detachable warrants for
                                65,000 shares exercisable at $0.10 per share
                                were issued in connection with the note. The
                                warrants expire on December 5, 2003.

                                                                                                31,493           31,493
                              Note payable to a related party;  interest at 5% per
                                annum; principal and interest are due on February
                                16, 2004. (See Note 4)                                         10,000           10,000

                           --------------------------------------------------------------------------------------------
                                                                                             1,251,857        1,108,765
                           Less current portion                                                (36,000)         (39,115)
                           --------------------------------------------------------------------------------------------
                           Long-term portion                                               $ 1,215,857      $ 1,069,650
                           ============================================================================================

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002
              Notes to Condensed Consolidated Financial Statements

2.    Notes
      Payable, Cont'd September 30,
--------------------------------------------------------------------------------

       Future minimum principal payments on notes payable are as follows:

       Year Ending September 30,
       -------------------------------------------------------------------------
       2003                                                           $   36,000
       2004                                                            1,144,745
       2005                                                               36,000
       2006                                                               18,584
       2007                                                               16,528
       Thereafter                                                              -

       -------------------------------------------------------------------------
                                                                      $1,251,857
       =========================================================================

Note 3.  Stockholders' Equity

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

Shares of Series C preferred stock are presently convertible into shares of common stock at a 1:20 ratio, and are subject to anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events.

Pursuant to the terms of the preferred stock, NextGen has the right to elect a majority of the Board of Directors of the Company.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002
              Notes to Condensed Consolidated Financial Statements

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

In June 2001 NextGen Fund II, L.L.C. purchased 300,000 shares of Series C preferred stock and NextGen SBS Fund II, L.L.C. purchased 200,000 shares of Series C preferred stock for a combined total of 500,000 shares of Series C preferred stock. NextGen was also granted Series C warrants to purchase 500,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on June 16, 2006.

In August 2001 NextGen Fund II, L.L.C. purchased 54,000 shares of Series C preferred stock and NextGen SBS Fund II, L.L.C. purchased 36,000 shares of Series C preferred stock for a combined total of 90,000 shares of Series C preferred stock. NextGen was also granted Series C warrants to purchase 90,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on August 8, 2006.

Stock options

During the period January through September 2002 and January through September 2001, respectively, the Company granted 1,590,000 and 4,651,500 vesting stock options to employees under the expanded 1997 Employees Non-Qualified Stock Option Plan. During the first nine months of 2001, options to purchase 4,318,000 shares of the Company's commons stock were also returned or expired. Compensation expense of $259,220 and $154,918 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the nine months ended September 30, 2002 and 2001, respectively.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002
              Notes to Condensed Consolidated Financial Statements

Stock options, Cont'd

During the third quarter 2002 and the third quarter 2001, respectively, the Company granted 1,150,000 and 433,000 vesting stock options to employees under the expanded 1997 Employees Non-Qualified Stock Option Plan. During the third quarter 2001, options to purchase 838,000 shares of the Company's commons stock were also returned or expired. Compensation expense of $56,500 and $101,441 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the third quarter ended September 30, 2002 and 2001, respectively.

Note 4.  Related Parties

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

The Company had employment agreements with officers and directors that contained compensation arrangements based on the achievement of certain Company goals established by the Board of Directors. Long-term notes payable due to former officers and directors of the Company were approximately $313,000 and $413,000 at September 30, 2002 and 2001, respectively.

The Company had previously maintained a management and services agreement with a company that is owned and controlled by stockholders who also have significant ownership of the Company. Expenses related to this management agreement for the nine months ended September 30, 2002 and 2001 were $0 and $9,543, respectively.

Related long-term payables were approximately $270,000 at September 30, 2002 and 2001. The management services agreement was largely terminated in June 2000 except for network and internet services. The remainder of the contract was terminated February 2001 when the Company purchased and began operating on independent server equipment.

Note 5.  Commitments and Contingencies

On December 1, 2000, the Company entered into a settlement agreement with Tel.n.Form, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002. The Company failed to make the required payments during the nine months and quarter ended September 30, 2002. However, certain officers and significant stockholders of Tel.n.Form are also significant stockholders or directors of the Company. The Company is in continuing settlement discussions with Tel.n.Form, Inc.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002
              Notes to Condensed Consolidated Financial Statements

On December 4, 2000, the Company entered into a letter agreement with Robert A. Steiner, a former director and officer of the Company that required the Company to make monthly payments of $1,500 to Steiner beginning on January 1, 2002. The Company failed to make these required payments during the first quarter of 2002; however, the parties settled the matter effective February 28, 2002. In connection with the settlement, the Company paid $15,748 and agreed to issue a total of 1,259,840 shares of common stock to Mr. Steiner and his designee. A net gain on settlement of $2,310 has been recognized related to the terms of Mr. Steiner's settlement agreement. The shares were issued May 28, 2002. The settlement agreement with Mr. Steiner at $0.05 per share triggered the anti-dilution provision for the preferred stock shareholders, decreasing the conversion price from $0.10 per common share to $0.05 per common share. Management is currently considering authorizing additional shares of the Company's common stock as well as other possible solutions.

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002. While the Company failed to make the first two payments to both in a timely manner, the payment obligation was met during the first quarter. Subsequently, the Company has met the monthly payment schedule required by both Paul Silverman's and Andrew Kent's settlement agreements.

Note 6.  Segments

The Company's operating structure included two active operating segments for 2002.

Segment Products and Services

The Company had the following reportable segments in 2002: the RFP Express software product (RFPX) and Custom Software Solutions Development (CSSD). RFP Express is the Company's flagship product, which integrates a user-friendly Internet interface, data-warehousing system with e-mail and fax technologies to automate the RFP process for corporate travel managers. During the second quarter of 2002, one of the Company's existing customers requested a custom software solution to replace their current in-house RFP management and database system. This contract was completed during the third quarter of 2002. Thus, a second business segment developed in the second quarter of 2002 as the Company started to fashion a custom solution for this customer from the existing database and web programming.

                       RFP Express Inc. and Subsidiaries
               (formerly The IXATA Group, Inc. and Subsidiaries)
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002
              Notes to Condensed Consolidated Financial Statements


Note 6.  Segments (Cont'd)

                           For the Three Months Ended September 30, 2002
                           -----------------------------------------------------------------------------------------
                           (In thousands)                             RFPX         CSSD                     Total
                           -----------------------------------------------------------------------------------------
                           Net revenue from external
                             Customers                             $   770       $  280                 $   1,050
                           Depreciation and
                             amortization expense                      (17)           -                       (17)
                           Segment profit (loss)                   $    16       $   75                 $      91
                                                                ----------------------------------------------------

                           For the Nine Months Ended September 30, 2002
                           -----------------------------------------------------------------------------------------
                           (In thousands)                             RFPX         CSSD                     Total
                           -----------------------------------------------------------------------------------------
                           Net revenue from external
                             Customers                           $   1,539      $   550                 $   2,089
                           Depreciation and
                             amortization expense                      (39)           -                       (39)
                           Segment profit (loss)                 $    (507)     $   204                 $    (303)
                                                                ----------------------------------------------------

                           Total segment assets                  $     917      $    90                 $   1,007
                           Less intersegment assets                      -            -                         -
                                                                ----------------------------------------------------
                           Net segment assets                    $     917      $    90                 $   1,007
                                                                ----------------------------------------------------

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Introduction

The following describes certain factors that produced changes in the results of operations of RFP Express Inc. (the "Company") during the quarter and nine months ended September 30, 2002 and as compared with the quarter and nine months ended September 30, 2001 as indicated in the Company's condensed consolidated financial statements. The following should be read in conjunction with the condensed consolidated financial statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

Overview

The Company was organized to develop and market prepaid wireless products and services in various markets throughout the United States. In late 1998 the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. In 1999 the Company actively implemented its new mission by, among other actions, selling a portion of the Company's business no longer considered essential for the new strategy and purchasing IXATA.COM, a company whose business thrust was in line with the new strategy.

Upon closing the IXATA.COM acquisition, the Company established itself as a provider of internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. The Company's principal service, RFP Express(SM), integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system and email technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP Express(SM) provides dramatic cost savings to users.

The Company's principal operations are to provide internet based electronic commerce services in the travel market for creative solutions for creating, receiving and managing preferred lodging programs. Although the market reaction to the Company's service has been positive, there can be no assurance that the Company will be able to attain profitability.

On April 8, 2002 the Company entered into a letter of intent agreement with an existing hotel management company customer to begin designing and programming a custom software solution to replace the customer's current RFP management and database system. During the third quarter of 2002, the Company completed the contract. As a result, the Company developed an entirely new business segment, Custom Software Solutions Design for large hotel management companies. At the successful completion of the current contract, other hotel management companies have inquired about the custom software solution design service that the Company now offers.

Results of Operations

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002


The Nine Months Ending September 30, 2002 as Compared to the Nine Months Ending
-------------------------------------------------------------------------------
September 30, 2001
------------------

Revenues

RFP Express(SM) revenues are from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. The subscription portion continues to generate recognizable revenue in the period after the sale. The subscription portion of revenues from the sales in 2001 plus new sales during the nine months ending September 30, 2002 combined with transaction revenues during the same period to increase sales to $1,539,461, a 101% increase over sales of $765,749 for the same period in 2001. Increases in both subscription revenues and transactions revenues were driven by doubling the Company's sales force and re-structuring the Company's sales commission program.

Custom software solutions development revenues, accounted for using the percentage of completion contract method, were $550,000 for the nine months ended September 30, 2002 and zero for the nine months ended September 30, 2001. The software customization contract was completed in the third quarter of 2002.

Combined, total revenues for the nine months ending September 30, 2002 were $2,089,461, a 173% increase over the $765,749 total revenues for the same period in 2001.

Operating Expenses

Selling, general and administrative expenses (SG&A) were $2,375,577 for the nine months ended September 30, 2002, 20% or $403,043 more than $1,972,534 for the nine months ended September 30, 2001. As a percentage of sales, however, SG&A expense decreased to 101% of sales for the nine months ending September 30, 2002 from 237% of sales for the nine months ending September 30, 2001. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses increased $148,494 or 12.6% during the nine months ending September 30, 2002 to $1,330,605 from $1,182,110 during the nine months ending September 30, 2001. This increase is attributable to the increase in the commission structure and the increase in full-time staff over the same period in the prior year. Non-cash stock-based compensation increased $104,302 to $259,220 during the nine months ending September 30, 2002 from $154,918 during the nine months ending September 30, 2001. For the first time in over three years, the Company recorded an entry for bad debts expense. This account increased $67,725 during the nine months ending September 30, 2002 from a balance of $0 for the nine months ending September 30, 2001. Telephone and communications services decreased $27,085 to $38,792 from $65,877 during the nine months ending September 30, 2002 versus the nine months ending September 30, 2001. This decrease was due to the Company purchasing and operating its own servers and web hosting equipment during the nine moths ending September 30, 2002 versus paying a fee to a former business partner to host the Company's website during the nine months ending September 30, 2001. The expense for consultants and outside labor increased $114,884 to $194,657 from $79,773 during the nine months ending September 30, 2002 from the nine months ending September 30, 2001. In the first nine months of 2002 the consulting expense related to an assessment for updating the RFP Express(SM) website user interface, and the development of a user interface for a new product. The consulting expense for the same period in 2001 related to acquiring and maintaining the Company's independent server equipment, and hiring a marketing consultant on retainer. Legal and accounting expense decreased $35,424 to $111,749 from $147,173 for the nine months ending September 30, 2002 as compared to the nine months ending September 30, 2001 due to fees related to the December 2000 NextGen transaction spilling over into the first quarter of 2001. Rent expense decreased $40,070 to $104,814 during the nine months ending September 30, 2002 from $144,884 during the nine months ending September 30, 2001. Costs for both the Company's health insurance and director's and officer's insurance plans increased 50% and 21%, respectively in the nine months ending September 30, 2002 as compared to the same period in 2001 for total of $40,732 increase in cost. The preceding factors combine to account for $373,558 of the $403,043 increase in SG&A expense during the nine months ending September 30, 2002 from the nine months ending September 30, 2001.

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002



The gain on issuance of stock for debt was $2,310 in the nine months ending September 30, 2002 compared with a loss of $41,850 in the nine months ending September 30, 2001. Interest expense increased $3,556 to $25,846 in the nine months ending September 30, 2002 from $22,291 in the nine months ending September 30, 2001 due to the Company accruing interest expense related to advances from NextGen Capital. A $6,532 gain on debt-write off was recorded during the nine months ending September 30, 2002 related to reducing accounts payable balances.

The net loss during the nine months ending September 30, 2002 decreased to $303,620 from $1,270,926 in 2001. This net improvement of $967,306 during the nine months ending September 30, 2002 from the nine months ending September 30, 2001 is the result of both increased revenues and decreased operating expenses. This change is attributable to achieving aggressive sales growth targets and adding custom software development to the Company's services, which has contributed significant revenue to date.

The Quarter Ended September 30, 2002 as Compared to the Quarter Ended September 30, 2001
------------------------------------------------------------------------

Revenues

RFP Express(SM) revenues are from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. The subscription portion continues to generate recognizable revenue in the period after the sale. The subscription portion of revenues from previous sales plus new sales during the third quarter of 2002 combined with transaction revenues during the third quarter of 2002 to increase sales to $827,953, a 127% increase over sales of $364,038 for the same period in 2001.

Custom software solutions development revenues, accounted for using the percentage of completion contract method, were $222,115 for the third quarter of 2002 and $0 for the same quarter in 2001. The software customization contract was completed in the third quarter of 2002.

Combined, total revenues for the quarter ending September 30, 2002 were $1,050,068, a 188% increase over the $364,038 total revenues for the same period in 2001.

Operating Expenses

Selling, general and administrative expenses (SG&A) were $891,186 for the quarter ended September 30 2002, $316,926 greater than the $574,260 for the quarter ended September 30, 2001. As a percentage of sales, however, SG&A expense decreased to 85% of sales for the quarter ending September 30, 2002 from 158% of sales for the quarter ending September 30, 2001. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses increased $168,076 during the quarter ended September 30, 2002 to $557,074 from $388,998 during the quarter ended September 30, 2001. This increase is attributed to an increase in the number of employees during the quarter ended September 30, 2002 over the same quarter in 2001 in addition to a significant increase in the commission structure during the same period. Non-cash stock-based compensation decreased $44,941 to $56,500 in the third quarter of 2002 from $101,441 in the third quarter of 2001. For the first time in over three years, the Company recorded an entry for bad debts expense. This account increased $67,725 in the quarter ending September 30, 2002 from a balance of $0 for the quarter ending September 30, 2001. Telephone and communications services increased $3,175 to $16,772 during the third quarter of 2002 from $13,597 during the third quarter of 2001. This increase is due to the greater volume of RFP's sent during the current year's period. The expense for consultants and outside labor increased $52,896 to $69,639 from $16,743 during the third quarter of 2002 from the third quarter of 2001. In the third quarter of 2002 the consulting expense related to an assessment for updating the RFP ExpressSM website user interface, and the development of a user interface for a new product. The consulting expense for the same period in 2001 related to acquiring and maintaining the Company's independent server equipment, and hiring a marketing consultant on retainer. Related to the preceding programs, purchases for small non-capitalized assets increased $14,413 to $16,772 for the quarter ending September 30, 2002 from $2,359 for the quarter ending September 30, 2001. Legal and accounting expense increased $15,294 to $40,631 from $25,337 during the quarter ending September 30, 2002 as compared to the quarter ending September 30, 2001 due to additional fees to prepare and file the Company's corporate returns. Rent decreased $34,781 to $29,920 from

                              RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002



$64,701 during the third quarter of 2002 from the third quarter of 2001 due to re-negotiating the lease in February 2002. Expense for the director's and officer's insurance increased $17,961 to $22,106 from $4,144 during the third quarter 2002 from the third quarter 2001, due to overall increasing insurance costs for the internet industry. The preceding factors combine to account for $259,820 of the $316,926 increase in SG&A expense during the third quarter 2002 from the third quarter 2001.

Interest expense increased $4,994 to $10,561 in the third quarter of 2002 from $5,567 in the third quarter of 2001 due to accruing interest expense related to advances from NextGen Capital.

The net income in the third quarter of 2002 increased to $91,320 from a net loss of $317,230 in 2001. This net improvement of $408,550 is the result of increased revenues during the period. This change is attributable to achieving aggressive sales growth targets and adding a new segment to the Company, which has contributed significant revenue to date.

Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $18,000 during the nine months ending September 30, 2002, from $2,360,000 at December 31, 2001 to $2,378,000 at September 30, 2002.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its products, service platform and supporting networks. The Company expected that such losses would continue as the Company focused on the development and expansion of product offerings and its customer base as cash provided by operations would not be sufficient to fund the expansion. The Company had working capital deficits of $867,113 and $885,455 as of September 30, 2002 and 2001, respectively, and incurred net losses of $303,620 and $1,270,926 for 2002 and 2001, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To address its financing needs, in September 2000, a preliminary agreement for funding was reached with NextGen Capital, a Virginia-based venture capital firm specializing in high technology and internet-related investments. On December 5, 2000, the Company closed a funding with NextGen and other private investors, issuing shares of its newly-authorized Series C preferred stock and warrants to purchase shares of preferred stock. In connection with the financing, NextGen agreed to make additional investments upon the achievement of certain milestones by the Company. The Company's relationship with NextGen continued through 2001 as the Company met the required funding milestones during the year. As of December 31, 2001, the Company had issued 2,085,461 shares of its preferred stock and warrants to purchase an additional 1,960,000 shares of preferred stock to NextGen and other private investors for a total of $2,300,000. NextGen has committed to continue funding the growth of the Company and its product development. Loans totaling $243,000 had been advanced to the Company as of June 30, 2002. On August 15, 2002 the Company issued NextGen notes respresenting these advances and bearing interest at 10% per annum. These notes are convertible by NextGen at any time into Series C preferred at $1.00 per share. There is no guarantee that NextGen will be able to provide funding as needed, however, the Company is currently operating from its own cash flows.

As of September 30, 2002, the Company had cash and cash equivalents of $98,492 as compared to $0 as of September 30, 2001. This increase is attributable to improved collections of accounts receivable and increased sales during the period. The Company had accounts receivable totaling $691,991 at September 30, 2002 as compared with $229,580 at September 30, 2001. The increase in accounts receivable is attributable to increased sales during

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002



the third quarter of 2002, the busiest quarter of the seasonal RFP business. Net cash used in operating activities was $1,038 for the nine months ended September 30, 2002 compared to $931,119 for the same period in 2001. The primary reason for the decrease is due to a smaller loss for the first nine months of 2002 as compared to the first nine months of 2001. Net cash used in investing activities for the nine months ending September 30, 2002 was $70,607 for the purchase of fixed assets as compared with $86,744 for the nine months ending September 30, 2001. Net cash provided by financing activities for the first nine months of 2002 totaled $170,137 compared to $767,119 during the first nine months of 2001. Cash infusions from NextGen ceased in May 2002 as the Company was able to provide cash for its operations through increased sales and decreased operating expenses.

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

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002



New Accounting Standards

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial position or results of operations for the nine months ended September 30, 2002.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

o The Company has a short operating history upon which to base an investment decision.

o The Company will require additional capital, which it may not be able to obtain.

o The continued losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern.

o The Company's failure to protect or maintain its intellectual property rights could place it at a competitive disadvantage and result in loss of revenue and higher expenses.

o If the Company's market does not grow as expected, its revenues will be below its expectations and its business and financial results will suffer.

o Any failure of the Company's Internet and e-commerce infrastructure could lead to significant costs and disruptions which could reduce revenues and harm business and financial results.

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002




o The Company could lose customers and expose itself to liability if breaches of its network security disrupt service to its customers or jeopardize the security of confidential information stored in its computer systems.

o Rapid growth in the Company's business could strain its resources and harm its business and financial results.

o    The Company may not be able to compete in its highly competitive market.

o The Company depends on the services of senior management and other key personnel and the ability to hire, train and retain skilled employees.

o Risks associated with operating in international markets could restrict the Company's ability to expand globally and harm its business and prospects.

o Government regulation and legal uncertainties could limit the Company's business or slow its growth.

o The Company's operating results may fluctuate in future periods which may cause volatility or a decline in the price of its common stock.

o The Company's executive officers, directors, and parties related to them, in the aggregate, control 83% of the Company's voting stock and may have the ability to control matters requiring stockholder approval.

o The Company's common stock may be delisted from the Nasdaq Over-the-Counter Bulletin Board Service if the Company fails to make required filing with the Securities and Exchange Commission and the Company may not qualify for listing on the Bulletin Board Exchange when it replaces the OTCBB next year.

o The Company's business partially depends on the free flow of services through the channels of commerce, which have been and could be further disrupted by terrorists' activities.

o The September 11, 2001 terrorist attacks have dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy.

o Although the Company anticipates finding new customers for its Custom Software Solutions Development segment, additional revenues from this source are not guaranteed in the coming years.

These and other risks described in the Company's most recent Annual Report must be considered by any investor or potential investor in the Company.

Item 3.  Controls and Procedures

         (a) Under the supervision and with the participation of our management, including our Chief Executive Officer, who currently also acts as our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer concluded that with the exception of needing extensions to file the quarterly10-Q and annual 10-K reports, the Company's disclosure controls and procedures are effective.

         (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

On August 8, 2002, the Company issued 125,000 shares of common stock with a fair value of $6,250 to John C. Riener, the Company's CEO, pursuant to his employment agreement. The Company believes the issuance to be exempt from registration under ss. 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

The Company defaulted in payment of three of its debts during the nine months ended September 30, 2002.

On December 1, 2000 the Company entered into a settlement agreement with Telnform, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002 (See Notes 2 and 5 of the Notes to the Company's Condensed Consolidated Financial Statements). The total principal amount of the payments is $120,000. The Company failed to make the required payments subsequent to December 31, 2001 and as of September 30, 2002 the Company was $60,000 in arrears on its payments to Telnform. However, certain officers and significant stockholders of Telnform are also significant stockholders or directors of the Company. The Company is in continuing settlement discussions with Telnform. However, there can be no assurances that the Company will be able to settle the matter.

On December 4, 2000, the Company entered into a letter agreement with Robert A. Steiner, a former director and officer of the Company, that required the Company to make monthly payments of $1,500 to Steiner beginning on January 1, 2002 (See Notes 2 and 5 of the Notes to the Company's Condensed Consolidated Financial Statements). The Company failed to make these required payments subsequent to December 31, 2001; however, the parties settled the matter effective February 28, 2002. In connection with the settlement, the Company paid $15,748 and agreed to issue a total of 1,259,840 shares of common stock to Mr. Steiner and his designee. The shares were issued May 28, 2002. The settlement agreement with Mr. Steiner at $0.05 per share triggered the anti-dilution provision of the Series C Preferred Stock, decreasing the conversion price from $0.10 per common share to $0.05 per common share and effectively doubling the number of shares of common stock issuable upon conversion.

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002 (See Notes 2 and 5 of the Notes to the Company's Condensed Consolidated Financial Statements). Two payments of three were made to each during the first quarter of 2002. Subsequently, the Company has met the monthly payment schedule required by Paul Silverman's and Andrew Kent's settlement agreements.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders in the third quarter of 2002.

Item 5.  Other Information.

Simultaneously with the filing of this quarterly report on Form 10-QSB, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and acting chief financial officer required by 18 U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002




Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

  11.1 Statement re computation of per share earnings

     (b) Reports on Form 8-K

  None

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RFP Express Inc.


Date: November 19, 2002            /s/ John C. Riener
                                        ------------------
                                   By John C. Riener, Chief Executive Officer


Section 302 Certification

I, John C. Riener, Chief Executive Officer and Acting Interim Chief Financial Officer of RFP Express Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of RFP Express Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                RFP Express Inc.
                        Quarterly Report on Form 10-QSB
            For the Nine Months and Quarter Ended September 30, 2002




6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
                                   By:  /s/  John C. Riener
                                      -------------------------------------
                                   John C. Riener, Chief Executive Officer
                                   and Acting Interim Chief Financial Officer