Form 10KSB
period 2002-12-31
RFP EXPRESS INC
filed 2003-10-06
CIK 929425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission file number: 33-83526

RFP Express Inc. (Name of Small Business Issuer in its Charter)
Delaware (State of Incorporation)	95-4453386 (I.R.S. Employer Identification No.)
5095 Murphy Canyon Road, #105, San Diego, California (Address of Principal Executive Offices)	92123 (Zip Code)

Issuer's telephone number, including area code: 619-400-8800

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes No ✓

     State issuer's revenues for the most recent fiscal year: $ 2,180,262

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Common Stock, $0.001 par value: $ 177,103.82 (as of August 15, 2003)

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value per share: 17,710,382 (as of June 30, 2003)

     Transitional Small Business Disclosure Format: Yes No ✓

CERTAIN MATTERS DISCUSSED IN THIS ANNUAL REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT") AND INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS, EXPECTATIONS OF THE BUSINESS ENVIRONMENT IN WHICH THE COMPANY OPERATES, PROJECTIONS OF FUTURE PERFORMANCE, PERCEIVED OPPORTUNITIES IN THE MARKET AND STATEMENTS REGARDING THE COMPANY'S MISSION AND VISION. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS."

THE COMPANY IS UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN EXPECTATIONS.

RFP Express Inc.
Annual Report on Form 10-KSB
For the Year Ended December 31, 2002

PART I

Item 1.  Description of Business.

Overview

RFP Express Inc. (formerly known as The IXATA Group, Inc.) (the "Company") was originally incorporated in Delaware on November 7, 1985, and was previously engaged in the business of developing and marketing prepaid wireless products and services in various markets throughout the United States. In late 1998, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities. On May 7, 1999, the Company executed an agreement to acquire all outstanding common stock of IXATA, Inc. ("IXATA.COM"), a privately held provider of Internet-based information and electronic commerce services servicing the travel and hospitality market. The acquisition was finalized on July 1, 1999. Effective January 31, 2000, the Company changed its name to The IXATA Group, Inc. from SecurFone America, Inc. In addition, the Company's Common Stock trading symbol changed to "IXTA" from "SFAI." Effective July 25, 2001, the Company again changed its name to RFP Express Inc. from The IXATA Group, Inc. in order to promote brand recognition of the Company's primary Internet product, RFP ExpressSM. In addition, the Company's Common Stock ticker symbol changed to "RFPX" on the NASDAQ Over-the-Counter Market.

Upon closing the IXATA.COM acquisition, the Company established itself as a provider of Internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. IXATA.COM's principal service, RFP ExpressSM, utilizes a user-friendly, Internet-based interface to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a powerful relational database system, RFP ExpressSM provides dramatic cost savings to users.

The Company has achieved steady year-over-year growth of its customer base and revenues since the IXATA acquisition in July, 1999. The growth of corporate users and hotel property clients attests to the Company's increasing market visibility and acceptance within the global travel community. While there are no assurances such growth can be sustained or that the Company will have sufficient funding to meet future needs, management believes the Company's growth and performance to date is consistent with the Company's objective of attaining a leadership position in the corporate travel and hospitality markets for Internet-based, B2B e-commerce services.

While the outlook for Internet-based, electronic commerce services is impressive, there can be no assurances that the Company will secure the additional investment capital needed to succeed in this highly competitive, rapidly changing and technology driven market, nor are there any assurances that the Company's acquisition of IXATA.COM will be successful. Investors should carefully review the risk factors described in this document and other documents filed by the Company with the Securities and Exchange Commission. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

The Company's principal offices are located at 5095 Murphy Canyon Road, Suite 105, San Diego, California 92123. The office telephone number is (619) 400-8800.

Products and Customers

RFP ExpressSM is the Company's flagship Internet-based e-commerce service developed to meet the needs of the Company's customers and strategic partners. RFP ExpressSM is an Internet-based system that automates the RFP process for the travel and hospitality sector. RFP ExpressSM integrates a user-friendly Internet interface, powerful relational database system combined with e-mail and fax technologies to deliver automated purchasing solutions for the RFP process. RFP ExpressSM is a commercial, proven end-to-end, B2B electronic commerce solution that automates users' RFP business processes and dramatically reduces costs, eliminates paper-based communications, improves operations and enhances management control of labor and capital.

The Company offers Internet-based, automated RFP solutions to all corporate travel and hospitality market participants including:

  Global Corporate Users

  Property Management

  Hotel Chains

  Individual Hotels

  Travel Agencies

As of December 31, 2002, the Company is providing Internet-based RFP services to over 100 major corporations, more than 5,000 hotel properties and 3 major travel agencies.

Revenue is derived from a combination of annual subscription fees and transaction fees. Corporate clients and travel agencies are charged an additional transaction fee for each solicitation processed through the RFP Express web site. Approximately 20% of the Company's revenues in 2002 were received from one customer.

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

Corporations:
Each year, large businesses examine their global lodging needs to identify projected "room nights" per city, and the frequency and distribution of their employees' global travel patterns for the following year. This information is then used to solicit the lowest rates from lodging sources for the following year. Previously, these negotiations involved request for proposal communications by mail, fax, e-mail and telephone with hundreds or thousands of hotels worldwide to complete Preferred Lodging Programs. The current Internet-based process is less labor intensive, less costly and much more efficient.

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

Mega-Travel Agencies:
Travel agencies, such as American Express, also play a key role, working directly with global corporate users to plan, implement and/or manage Preferred Lodging Programs on their behalf. The travel agencies also work with property managers and hotel properties worldwide to solicit rates for specific clients.

The RFP Express Product

The RFP Express product provides automated, Internet-based RFP negotiations and management services to the travel and hospitality sectors. Shorter cycle times, lower personnel costs and greater accuracy offer our customers a significant return on their investment.

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

Advantages of the Company's service to travel agencies include:

  The Company offers a comprehensive Internet-based, automated solution with back-end processing support for travel agencies that develop, implement and manage Preferred Lodging Programs for corporations.

  The Company's highly efficient, automated solution displaces costly, manual, time-consuming and labor-intensive Preferred Lodging Program support tasks, thereby reducing the cost to process RFPs.

  By combining the Company's private-label solution with their core product, mega-agencies are able to broaden their respective service mix to corporations. By customizing the RFP ExpressSM product to the look and feel of the travel agencies' other services, RFP ExpressSM incorporates seamlessly into products the agencies already offer to their corporate customers.

Disadvantages of the Company's service include:

  Displaced personnel

  Highly reliant on technology and internet connections

  Requires computer literate customers/employees

Product Lines

RFP ExpressSM is the Company's flagship Internet-based e-commerce service developed to meet the needs of the Company's customers and strategic partners. In 2002 the Company continued to build strong market acceptance for RFP ExpressSM as demonstrated by the Company's growing client base and revenues. The Company plans to continue focusing on increasing its market share in 2003 against paper-based manual processes and other purveyors of automated solutions to the travel industry.

The Company recently enhanced the RFP ExpressSM service with a consortia response product that allows hotels to respond through the RPF ExpressSM web site to proposal requests from the consortia travel guide industry. There are 19 consortia groups domestically and many more internationally that are in the same business but do not go by the name "Consortia". In 2000, using the RFP ExpressSM response product, two beta clients successfully submitted their responses to 15 consortia groups. During 2002, 25 clients used the RFP ExpressSM response product to successfully submit responses to 15 consortia groups. Indications for 2003 are that a total of 35-45 current and new clients are interested in subscribing to RFP ExpressSM in order to use the consortia response product to respond to over 27 consortia programs.

New Business Initiatives for 2003

Based on the Company's estimates for growth of the online business travel market and positive market acceptance to date for the Company's RFP ExpressSM service among major corporate travel industry participants, the Company projects a modest growth market for its services. The Company plans to utilize its RFP ExpressSM service as an entry point to increase future sales to its customers by enhancing current RFP ExpressSM services.

Distribution

The Company is using dedicated sales staff to support marketing and client liaison activities with Fortune 1000 companies, major organizations, GDS providers worldwide and strategic alliance partners. In addition, the Company's services are being offered via alliances and resale arrangements with several travel agencies.

Competition

The market for information services in the travel and hospitality sector is complex and rapidly evolving. New strategic relationships are emerging rapidly, and new Internet-enabled solutions are impacting the role of traditional intermediaries, such as travel agencies. The Company has a number of competitors, many of which are larger and better established than the Company, and have greater financial resources than the Company. None offer the same set of products and services as RFP Express, but all offer some form of RFP process.

Competitors focused primarily upon serving corporate lodging procurement programs include Lodging Logistics, World Travel Partners BTI/RFP Pro, Uversa, ProcurePoint, and Rosenbluth/Eclipse. Competitors focused primarily upon serving the needs of hotel groups and individual properties include Lanyon and Nexus. Several of these companies are well financed and are challenging RFP Express's position as a leader in this field.

Research and Development Activities

The Company maintains a technology development organization for its web-based applications. The Company spent approximately $326,000 for salaries and benefits for technology development employees in 2002. The Company also spent $202,000 on outside consultants to provide infrastructure development for the Company's RFP Express product in 2002.

Employees

As of December 31, 2002, the Company employed 25 full-time and 2 part-time staff. None of the Company's employees are covered under a collective bargaining agreement. The Company believes it has stable relations with its employees.

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

Service Marks and Trademarks

"RFP Express" is a registered trademark of the Company. The Company also relies on common law, including the law of unfair competition, to protect its service marks and services. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its service marks.

Item 2.  Description of Property.

At the end of 2002, the Company was headquartered in San Diego, California. The Company leased approximately 3,890 square feet at its headquarters at a cost of $8,900 per month. The lease expired on June 30, 2003. The Company moved into its current headquarters in San Diego, California on June 28, 2003. The company leases approximately 3,650 square feet at a cost of $4,937 per month. The lease expires June 30, 2006.

Item 3.  Legal Proceedings.

From time to time, the Company is involved in legal matters that are incidental to its operations. In the opinion of management, the ultimate resolution of these matters has not had and is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the stockholders in the fourth quarter of 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Equity Compensation Plan Information (at 12/31/02)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,553,500	0.18	446,500
Equity compensation plans not approved by security holders	750,000	0.06	2,250,000
Total	7,303,500	0.15	2,696,500

The equity compensation plan not approved by security holders was adopted by the Board of Directors at the August 20, 2002 meeting. A unanimous vote was in favor of increasing the number of shares available under the existing plan from 7,000,000 to 10,000,000 shares. This matter has not been put to a vote of all shareholders as of the date of this filing.

The Company's common stock was traded during 2002 on the NASDAQ Over-the-Counter Bulletin Board under the symbol "RFPX." The following table lists the high and low closing price of the Company's common stock for each quarter of 2002 and 2001. The information included in the table represents prices between dealers exclusive of retail mark-up, markdown and may not necessarily represent actual transactions.

	2002		2001
	High	Low	High	Low
First Quarter•	$ 0.06	$ 0.05	$ 0.16	$ 0.08
Second Quarter•	0.07	0.05	0.23	0.08
Third Quarter•	0.07	0.04	0.14	0.04
Fourth Quarter•	0.05	0.01	0.05	0.05

As of December 31, 2002, there were 454 stockholders of record of the common stock of the Company according to the listing generated by the Company's stock agent, Interwest Transfer Company.

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

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following describes certain factors that produced changes in the results of operations of the Company during the year ended December 31, 2002 and as compared with the year ended December 31, 2001 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Annual Report.

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

As of November 30, 2000, the Company moved from the development stage to a Company supporting regular operations. Market reaction to the Company's service has been positive and management believes the Company's progress supports its reaching profitable operations at some time in the future, however, there can be no assurance that the Company will do so during 2003, or at all.

Results of Operations

Revenues

Revenues are a function of subscription revenue recognized over the life of the contract and transaction revenues billed in the month of activity. The Company increased revenues for its RPF ExpressSM product in 2002 to $2,180,262 from $1,131,609 for 2001. Actual sales (without deferrals) totaled $2,959,781 in 2002, an increase of over 100% from the sales total of $1,458,766 in 2001. In 2002, $442,300 (or 20.3%) of the Company's revenues were derived from one customer, Six Continents Hotels (recently renamed the InterContinental Hotel Group). Individual property billings increased 64% to $1,269,362 in 2002 from $773,531 in 2001. Corporate and hotel group billings grew by 231% to $1,506,159 in 2002 compared with $454,732 in 2001. Approximately $200,000 (43%) of this increase was attributable to the bundling of transaction billings in corporate contracts. The majority of transaction billings were recognized separately during 2001. Unbundled (separately invoiced) transaction billings in 2002 were $178,052 a decrease of 19% from $219,706 in 2001. Management believes that the sales increases in 2002 were the result of the Company's superior product gaining greater acceptance in its market.

Operating Expenses

Operating expenses were $3,358,893 for the year ended December 31, 2002 as compared to $2,976,900 for 2001. This represents a $381,993 or 12% increase in operating expenses from the prior year. Relative to the over 100% increase in sales, the 12% increase in operating expenses reflects the Company's efforts to reduce costs while still growing sales. The largest component of operating expense, wages, employee benefits and associated taxes, increased by 21.5% from $1,626,398 in 2001 to $1,975,570 in 2002. This increase is primarily attributable to commissions paid on the increased amount of sales. However, this cost increase was counteracted by a great decrease in stock-based compensation, which went from $592,545 in 2001 to only $207,936 in 2002.

Consulting expenses increased to $474,260 in 2002 from $89,308 in 2001. $202,187 in consulting fees was billed by M23, a Virginia computer-programming firm, to rebuild the Company's product platform. Aviatech, a San Diego marketing and technology firm, provided $61,000 in marketing design and website programming services.

Depreciation expense increased to $49,628 in 2002 from $42,134 in 2001 because of additional purchases of fixed assets in 2002 to support the Company's infrastructure requirements. Legal and professional fees decreased to $141,808 in 2002 from $164,622 in 2001. Rent expense decreased 30.7% in 2002 to $123,578 from $178,447 in 2001. The Company relinquished nearly half of the leased office space at their headquarters in February of 2002, resulting in the reduction of rental expense for the year. While increasing sales the Company saved over $18,000 on telephone expenses by hosting its own website and servers instead of outsourcing.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company expects that such losses will continue as the Company focuses on the development, construction and expansion of its service platform and underlying networks and expands its customer base. The Company expects to be profitable after completion of these initiatives, projected for July 2004. Cash provided by operations may not be sufficient to fund the expansion of the product offerings and resultant subscriber base. The Company had working capital deficits of $2,899,109 and $1,013,276 as of December 31, 2002 and 2001, respectively, and incurred net losses of $1,205,687 and $1,902,275 for 2002 and 2001, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In September 2000, a preliminary agreement for funding was reached with NextGen Capital (NextGen), a Virginia-based venture capital firm specializing in high technology and Internet-related investments. NextGen guaranteed the Company's line of credit in exchange for warrants to purchase 1,500,000 shares of common stock at $0.03 per share. The fair value of those warrants was approximately $307,000. On December 5, 2000, the Company closed a funding with NextGen and other private investors, issuing shares of its newly authorized Series C preferred stock and warrants to purchase shares of preferred stock. In connection with the financing, NextGen agreed to funding milestones for the Company. The Company's relationship with NextGen continued through 2001 as the Company met the required funding milestones during the year. As of December 31, 2001, the Company had issued 2,085,461 shares of its preferred stock and warrants to purchase an additional 1,960,000 shares of preferred stock to NextGen and other private investors for a total of $2,300,000. NextGen has continued funding the growth of the Company in the form of loans to the Company. NextGen advanced the company $243,000 in 2002 and $313,500 in the first six months of 2003. The 2002 advances have been converted into two notes totaling $253,044.15 (including $10,044.15 accrued interest at the date of the notes), each bearing 8% interest. The notes are convertible to Series C Preferred Stock at $1.00 per share. The company has paid back $100,000 of the 2003 advances as of August 29, 2003.

At December 31, 2002, the Company had cash and cash equivalents of $3,169 as compared to $0 at December 31, 2001. The Company had accounts receivable totaling $278,970 at December 31, 2002 as compared with $107,708 at December 31, 2001. The increase in year-end A/R is attributable to higher sales volume in 2002.

The Company's future minimum principal payments on notes payable are as follows:

Year Ending December 31,
2003	$1,134,745
2004	46,000
2005	32,084
2006	18,000
Thereafter	12,028
$1,242,857

Seasonality

Sales of the Company's RFP ExpressSM products and services are seasonal in nature. Most of the RFP processing transactions and related billable activities occur in the third and fourth quarter. While the Company is pursuing new services, which may reduce the revenue volatility of our business, there can be no assurance when revenues from such services will be realized.

Summary of Significant Accounting Policies

Critical Accounting Standard

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

New Accounting Standards

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is required to adopt SFAS No. 150 for financial instruments entered into or modified after May 31, 2003. The impact of this FASB statement will depend on the characteristics of any future equity issues.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"),-"Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, which provides alternative transition methods to the expensing of employee stock-based compensation under SFAS No. 123. The Company has already implemented the fair value method prescribed by SFAS 123 and, accordingly, this standard will have no impact on its financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for the Company beginning in 2004. The Company does not expect the adoption of this standard will have a material impact on its operating results or financial position.

In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make new guarantee disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of the accounting requirements of FIN 45 to have a material impact on its operating results or financial position.

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

•The Company's common stock has been delisted from the NASDAQ Over-the-Counter Bulletin Board Service. In order to maintain the listing of its common stock for trading on the NASDAQ Over-the-Counter Bulletin Board Service, the Company was required to make certain filings with the Securities and Exchange Commission. Those filings are delinquent to the point that the Company's stock has been delisted as of March 7, 2003. There currently is no public market for the Common Stock and stockholders may have difficulty liquidating their investment.

•The Company has filed with the SEC to go private. Management has recognized that the Company is too small to sustain the interest of analysts and the support of a market maker. This and other factors have contributed to the continually declining stock price and very low trading volume since the middle of 2002. The cost of remaining a publicly-traded company has proven to be in excess of $200,000 per year including audit fees, legal fees, filing expenses, the premium paid for directors and officers insurance over that paid by similar private companies, and internal accounting and management expenses. For this reason, the Company has filed with the SEC to go private and terminate its reporting and other obligations under the federal securities laws. There is no guarantee that the SEC will allow the Company to complete the going private transaction or that the Company will have the necessary resources, which will prolong the excessive related operating costs, and could damage the financial viability of the Company. On the other hand, if the Company does complete the going private transaction, no public market will be available for selling the stock. As a result, there can be no guarantee that the stockholders will be able to liquidate their investment.

•The Company has a short operating history upon which to base an investment decision. The Company established a new strategic objective of refocusing the Company's mission to pursue Internet-related and e-commerce opportunities in the travel and hospitality service markets in late 1998. As a result, its business plan is currently in the early stage and, accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, the Company must, among other things, attract a number of major corporate clients/customers and strategic alliance partners, implement and successfully execute its marketing and sales strategy, and successfully recruit and motivate qualified sales and technical personnel. There can be no assurance that the Company will be successful in addressing these risks, and the failure to do so could have a material adverse effect on the Company. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of an early stage business. It is impossible to predict the degree of success the Company will have in achieving its objectives.

•The Company may require additional capital, which it may not be able to obtain. As the Company continues to implement its business plan, present sources of financing may not be adequate to support the Company's increased cash needs. The Company may not be able to obtain future equity or debt financing on satisfactory terms or at all. If the Company fails to obtain necessary short-term financing, it may not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations. The Company's auditors issued an opinion on its most recent audit of the Company's financial statements that, based on the Company's losses and negative working capital, there is substantial doubt about the Company's ability to continue as a going concern if it does not obtain additional debt or equity financing.

•The Company's failure to protect or maintain its intellectual property rights could place it at a competitive disadvantage and result in loss of revenue and higher expenses. The Company's performance and ability to compete are dependent to a significant degree on its proprietary electronic commerce system and services. The steps the Company has taken to protect its proprietary intellectual property rights may not prevent or deter someone else from using or claiming rights to its intellectual property. Third party infringement or misappropriation of trade secrets, copyrights, trademarks or other proprietary information could seriously harm the Company's business. The Company also cannot assure that it will be able to prevent the unauthorized disclosure or use of its proprietary knowledge, practices and procedures if its senior managers or other key personnel leave it. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may claim that the Company has violated their intellectual property rights. These claims even if not true, could result in significant legal and other costs and may distract management from day-to-day operations of the Company.

•If the Company's market does not grow as expected, its revenues will be below its expectations and its business and financial results will suffer. The Company is engaging in a developing business with an unproven market. Accordingly, it cannot accurately estimate the size of its market or the potential demand for its services. If its customer base does not expand or if there is not widespread acceptance of its products and services, its business and prospects will be harmed. The Company believes that its potential to grow and increase its market acceptance depends principally on the following factors, some of which are beyond its control:

(a)	The effectiveness of its marketing strategy and efforts;
(b)	Its product and service quality;
(c)	Its ability to provide timely, effective customer support;
(d)	Its distribution and pricing strategies as compared to its competitors;
(e)	Its industry reputation; and
(f)	General economic conditions.

•Any failure of the Company's Internet and e-commerce infrastructure could lead to significant costs and disruptions which could reduce revenues and harm business and financial results. The Company's success, in particular its ability to automate the RFP process successfully, largely depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Temporary or permanent loss of data or systems through casualty or operating malfunction could have a materially adverse effect on the Company's business.

•The Company could lose customers and expose itself to liability if breaches of its network security disrupt service to its customers or jeopardize the security of confidential information stored in its computer systems. Despite the implementation of network security measures, the Company's network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Any of these acts could lead to interruptions, delays or cessation in service to the Company's customers and subscribers. Furthermore, such inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information stored in the computer systems and the Company's customers' computer systems, which may result in liability to existing customers and may also deter potential customers. Any security measures the Company implements may be circumvented in the future. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions or delays to the Company's customers that could cause harm to the Company's reputation as well as its business and financial results.

•Growth in the Company's business could strain its resources and harm its business and financial results. The continuing expansion of the Company's operations places a significant strain on its management, financial controls, operations systems, personnel and other resources. The Company expects that its customers increasingly will demand additional information, reports and services related to the services and products the Company currently provides. If the Company is successful in implementing its marketing strategy, it also expects the demands on its network infrastructure and technical support resources to grow rapidly, and it may experience difficulties responding to customer demand for its services and providing technical support in accordance with its customers' expectations. The Company may not be able to keep pace with any growth successfully implement and maintain its operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, management, or operational and financial resources necessary to manage a developing and expanding business in an evolving industry. If the Company is unable to manage growth effectively, it may lose customers or fail to attract new customers and its business and financial results will suffer.

•The Company may not be able to compete in its highly competitive market. The Internet-based electronic commerce market has become increasingly competitive due to the entry of large, well-financed service providers into the market. Other potential competitors in the market for Internet-based electronic commerce services for the travel and hospitality industry may include companies with substantially greater financial and marketing resources than those of the Company. No assurance can be given that competitors possessing greater financial resources than the Company will not be able to develop a product which is more appealing or offer similar products at lower prices than those of the Company. The Company may not be able to operate successfully in this competitive environment. Direct competitors today include Lanyon, among others seeking to enter the market for e-commerce services targeting the travel and hospitality sectors. While to date the market reaction to the Company's service has been positive vis-à-vis competitive services, there is no assurance this will continue in the future.

•The Company depends on the services of senior management and other key personnel and the ability to hire, train and retain skilled employees. The success of the Company will be dependent on the skill, experience and performance of the senior management team and other key personnel, such as software developers. In addition, the Company has recently experienced significant changes in the composition of its senior management team and Board of Directors. The competition for qualified personnel in the industry and geographic region could harm the Company's ability to replace any of the members of the senior management team if it were to lose their services in the future. There has been significant turnover in the Company's management team. If the Company is not able to attract new management and key personnel, or retain and motivate existing management and key personnel, it could disrupt or delay the Company's business or could otherwise have a material adverse effect on the Company's business.

•Risks associated with operating in international markets could restrict the Company's ability to expand globally and harm its business and prospects. The Company markets and sells its services and products in the United States and internationally. The Company's failure to manage its international operations effectively could limit the future growth of its business. There are certain risks inherent in conducting the Company's business internationally, such as:

(a)	Changes in international regulatory requirements could restrict the Company's ability to deliver services to its international customers
(b)	Differing technology standards across countries that may impede the Company's ability to integrate its product offerings across international borders;
(c)	Difficulties collecting accounts receivable in foreign jurisdictions
(d)	Political and economic instability could lead to appropriation of the Company's physical assets, its ability to deliver its services to customers and harm its financial results;
(e)	Protectionist laws and business practices favoring local competitors; and
(f)	Potentially adverse tax consequences due to unfavorable changes in tax laws.

•Government regulation and legal uncertainties could limit the Company's business or slow its growth. Although Internet-based electronic commerce is not currently subject to government regulation, it is under increased scrutiny by regulatory agencies and may undergo rapid and drastic regulatory changes. There can be no assurances that one or more services currently offered by the Company will not be negatively impacted by newly created or interpreted regulations. See "Business - Government Regulation."

•The Company's operating results may fluctuate in future periods, which may cause volatility or a decline in the price of its common stock. The Company may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Such fluctuations may cause the price of its common stock to fall. Factors that may adversely affect the Company's quarterly operating results include, without limitation:

(a)	The Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction
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

Further, stock prices and trading volumes for many Internet companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of the Company's stock without regard to the Company's operating performance. In 2002, the Company's stock closed as high as $0.07 and as low as $0.01. See "Market for Registrant's Common Equity and Related Stockholder Matters." In addition, the Company's operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of the stock would likely significantly decrease. In addition, the Company's stock has been delisted from the NASDAQ OTCBB and there currently is no public market for the shares.

•The Company's executive officers, directors, and parties related to them, in the aggregate, control 89% of the Company's voting Stock and may have the ability to control matters requiring stockholder approval. The Company's executive officers, directors and parties related to them own a large enough stake in the Company to determine matters presented to stockholders, the approval of significant corporate transactions, such as any merger, consolidation or sale of all or substantially all of the Company's assets, and the control of the management and affairs of the Company. In addition, certain executive officers, directors and other shareholders, representing 76% of the Company's outstanding common stock, have entered into a voting agreement in which the parties agree to vote their shares for certain directors. As a result, these stockholders may have the ability to control the election and removal of directors. See "Security Ownership of Certain Beneficial Owners and Management - Voting Agreement." Accordingly, such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's common stock.

•Our business partially depends of the free flow of services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial, and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial, or other services could have a material adverse effect on our business, results of operations, and financial condition. Furthermore, we may experience a small increase in operating costs, such as costs for transportation, insurance, and security as a result of the activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities, and any economic downturn could adversely impact our results of operations, impair our ability to raise capital, or otherwise adversely affect our ability to grow our business.

These and other risks described in this Annual Report must be considered by any investor or potential investor in the Company.

Item 7.  Financial Statements and Supplementary Data.

Attached to this Annual Report and filed as a part of this Annual Report are the Consolidated Financial Statement and Financial Statement Schedule required by Regulation S-B.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 19, 2003, the Audit Committee of the Company appointed Hutchinson & Bloodgood, LLP, as its independent auditor (the "New Auditor") and dismissed Nation Smith Hermes Diamond, PC (the "Former Auditor") as its independent auditor. The Company has engaged the New Auditor to report on the Company's financial statements for the fiscal year ended December 31, 2002.

The Former Auditor last reported on the Company's financial statements for the fiscal year ended December 31, 2001. The report on the Company's financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that the Former Auditor's report dated March 2, 2002 was qualified in its reference that there was substantial doubt as to the Company's ability to continue as a going concern.

There were no disagreements between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Company's two most recent fiscal years and through June 19, 2002, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reverence to the subject matter of the disagreements in connection with its report on the financial statements for such years.

The Company provided the Former Auditor with a copy of disclosure described herein on June 19, 2003. Concurrently therewith, the Company requested that the former Auditor furnish the Company with a letter addressed to the Securities an Exchange Commission (the "SEC") stating whether it agrees with the statements made by the Company, if not, stating the respects in which it does not agree. Ac copy of the letter of the Former Auditor to the SEC is attached Exhibit 16.1 to the Form 8-K filed on August 20, 2003 with the SEC.

During the Company's two most recent fiscal and subsequent interim period prior to its engagement, the New Auditor was not consulted regarding any of the items, events or circumstances listed in Item 304(a)(2) of Regulation S-B with regard to the Company.

Item 8a.  Controls and Procedures

As of December 31, 2002, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Controller. Based on this evaluation, the Chief Executive Officer and Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in reports that Company files with or submits to the SEC under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

PART III

Item 9.  Directors and Executive Officers of the Registrant.

Certain information about the directors and executive officers of the Company as of December 31, 2002 is included below.

Name	Age	Position	Director or Officer Since
Fred Gluckman	53	Director (Resigned 1/8/03)	July 1999
Michael M. Grand	63	Director	April 1997
Edward C. Groark	57	Director	December 2000
Gerald W. Petitt	57	Director	September 2002
Zimri C. Putney	60	Director (Became CEO on 4/1/03)	December 2000
John C. Riener	61	Chief Executive Officer and Chairman (Resigned as CEO on 3/31/03; Resigned as Director on 7/16/03)	June 2001

The following describes the business background and the experience of each of the directors and executive officers of the Company:

Fred Gluckman was appointed a Director of the Company July 1, 1999. He resigned as a Director on January 8, 2003.

Michael M. Grand has been a director of the Company since its inception. Mr. Grand is an attorney practicing in the areas of commercial and real estate law and is a member of the Michigan bar. Mr. Grand is the President and sole shareholder of Parthenon Holdings, LLC, a holding company and shareholder of Montpilier Holdings, Inc. ("Montpilier"), a holding company, and a significant stockholder of the Company.

Edward C. Groark has provided independent consulting services to a variety of small technology based start-ups since June 1999. Prior to that, he was President of Riverbend Group, Inc., a consulting and integration group focused on networking personal computers for corporate computing that he founded in 1983. In the early '90s, he was instrumental in building Riverbend Group into a consortium of 30 similar companies across North America called USConnect. USConnect assisted customers in developing first generation enterprise wide-area networks, corporate e-mail and groupware and web applications. In 1997, IKON Office Solutions acquired USConnect and Mr. Groark served as IKON's Division President for the Technology Services Division until June 1999.

Gerald W. Petitt has been a director of the Company since October 2002. Mr. Petitt is the President and Chief Executive Officer of Creative Hotels International and former co-chairman of Choice Hotels International, which he joined in 1980. He was named President of Choice in 1990 and guided the company in numerous acquisitions that made Choice one of the world's largest lodging chains. He currently serves on the board of directors of the Auto Club and the Old Westbury Investment Fund. Mr. Petitt holds an MBA in marketing from Dartmouth College.

Zimri C. Putney has been the Managing Director and Chief Executive Officer of NextGen Capital, LLC since December 1997. He has over thirty years of experience as a venture capitalist, investor, executive and scientist in technology companies. As co-founder, President and Chief Executive Officer of the management consulting firm Putney & Eckstein, Inc., he assisted technology CEOs in areas of business and marketing strategy, quality management and operations from 1993 to December 1997. For Solarex Corporation, the world's leading photovoltaic company, he headed research and development and marketing in over 70 countries before and after its acquisition by Amoco. For nearly ten years he served as an award-winning scientist, inventor and technology manager for IBM. Mr. Putney earned a B.S. degree in Physics from Syracuse University and an Sc.M. from Brown University. On April 1, 2003, Mr. Putney succeeded John Riener as the Company's Chief Executive Officer and Chairman of the Board of Directors.

John C. Riener became President and CEO of the Company in June 2001. In March 2003, Mr. Riener resigned as President and CEO of the Company. He retained his seat on the Board until July 16, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") the initial reports of ownership and reports of changes in ownership of the common stock. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all § 16(a) forms they file. Based solely on a review of the reports furnished to us, the Company believes that all other necessary Section 16 filings were made in 2002. Form 5s required to be filed by each of Fred Gluckman and John C. Riener, former directors of the Company, each reporting a grant of stock options were not filed in 2002.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid by the Company during the past year to John C. Riener, the Company's former Chief Executive Officer and Chairman of the Board.

	Annual Compensation		Long-Term Compensation
Name	Fiscal Year	Salary	Restricted Stock	Options
John C. Riener, CEO	2002	$101,538
	2001	75,000	500,00 (1)	2,000,000 (2)

(1)

Per Mr. Riener's employment agreement, he received a 500,000 share restricted stock award on May 25, 2001. 125,000 shares of this grant vested in May 2002. The fair value of the stock on the date of the grant was $57,500.

(2)	Per Mr. Riener's employment agreement, he received a 2,000,000 share stock option grant on May 24, 2001. 500,000 shares of this grant vested in November 2001 and 500,000 vested in May 2002.

Option Grants in 2002

Mr. Riener received no stock or stock option grants in 2002.

Option Exercise in 2002 and Values at 2002 Year-End

The following table summarizes information with respect to the unexercised options held by Mr. Riener as of December 31, 2002. Also reported are values of "in-the-money" options, that is, the amount by which the exercise price of the option is exceeded by the last sale price of the Common Stock on December 31, 2002.

Name	Shares acquired on exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Riener	~~-~~	$ -	1,000,000	1,000,000	$ 0	$ 0

Long-Term Incentive and Pension Plans

The Company has a 401(k) retirement savings plan for its employees which allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation. The Company matches 25% of the employee's contributions up to 1% of gross compensation.

Director Compensation

Members of the Board of Directors are not financially compensated for their services as directors. At the August 20, 2002 Board meeting, the Board unanimously voted to grant each of its non-employee directors a fully vested, non-incentive stock option to purchase 150,000 shares of the Company's common stock for service as directors. The purchase price of the shares was equal to the fair market value at the date of the grant ($.07). Current non-employee directors that remain directors will receive on August 20 of every year, an option that will vest one year from the date of the grant to purchase 150,000 shares. The purchase price will equal the fair market value of the stock on the date of the grant. The Board also resolved that each newly-elected or appointed non-employee director would be granted a non-incentive stock option to purchase 150,000 shares. This option would vest one year from the date of the grant and the purchase price will equal the fair market value of the stock on the date of the grant. Future elected or appointed non-employee directors will receive on the anniversary of his or her election or appointment so long as he or she continues to be a director, a non-incentive option to purchase 150,000 shares that will vest one year from the date of the grant with a purchase price equal to the fair market value of the stock on the date of the grant.

Employment Agreements

The Company entered into an employment agreement with Mr. Riener as of May 24, 2001 to serve as President and Chief Executive Office of the Company. Mr. Riener's salary was $150,000 during 2002. In addition, the Company granted Mr. Riener a restricted stock award of 500,000 shares with 125,000 shares vesting annually on each May 24 beginning in 2002. The Company also issued Mr. Riener options to acquire 2,000,000 shares of the Company's Common Stock with 500,000 options vesting on November 24, 2001 and 500,000 options vesting on May 24, 2002. The exercise price of the options is $0.18, the market price on the date of the grant. Mr. Riener resigned as President and Chief Executive Officer on March 31, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table includes, as of December 31, 2002, information regarding the beneficial ownership of the Company's Common Stock, by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock, each director, each executive officer included in our 2002 executive compensation table and all directors and executive officers as a group.

	Beneficial Ownership (2)
Name and Address (1)	Common Stock	Common Stock Warrants	Common Stock Options (3)	Series C Preferred Stock (4)	Series C Preferred Warrants (5)	Total (6)	Percent (7)
Zimri C. Putney (8) 12701 Fair Lakes Circle Suite 690 Fairfax, VA 22033	1,500,000	--	150,000	2,148,505.2	1,860,000	81,820,104	83.5%
NextGen Fund II, L.L.C. 12701 Fair Lakes Circle Suite 690 Fairfax, VA 22033	900,000	--	--	1,277,103.5 (9)	1,104,000	48,522,069.8	74.3%
NextGen SBS Fund II, L.L.C. 12701 Fair Lakes Circle Suite 690 Fairfax, VA 22033	600,000	--	--	851,401.7 (10)	736,000	32,348,033.2	65.6%
Michael M. Grand	4,300,000	--	200,000	--	--	4,500,000	25.1%
Montpilier Holdings (11)	4,300,000	--	--	--	--	4,300,000	24.3%
Michael W. Wynne 901 Mackall Avenue McLean, VA 22101	500,000	--	1,000,000	90,000	90,000	5,100,000	22.9%
Gerald R. McNichols 23349 Parsons Road Middleburg, VA 20117	100,000	--	--	90,000	90,000	3,700,000	17.4%
Fred Gluckman (12) 8080 Daggett. St San Diego, CA 92111	1,761,875	100,000	325,000	--	--	2,186,875	12.1%
Gluckman Family Trust 377 Bellaire St. Del Mar, CA 92014	1,761,875	--	--	--	--	1,761,875	9.9%
Andreoli Family Trust (13) 3131 Liberty Circle S. Las Vegas, NV 89121	1,761,875	--	--	--	--	1,761,875	9.9%
Edward C. Groark	--	--	150,000	--	--	150,000	0.8%
Gerald W. Petitt	--	--	--	--	--	--	--
All current (at 8/31/03) directors and executive officers as a group (4 individuals, including controlling interests)	5,800,000	--	500,000	2,148,505.2	1,860,000	86,470,104	87.9%

(1)	Unless otherwise indicated, the address of each of the beneficial owners is c/o RFP Express Inc., 5095 Murphy Canyon Road, #105, San Diego, California 92123.
(2)

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is considered to be the beneficial owner of securities that can be acquired by that person within 60 days of December 31, 2002 upon the exercise of warrants or option or the conversion of convertible securities.

(3)	Options to purchase shares of Common Stock that are presently exercisable.
(4)

Each share of Series C Preferred Stock is convertible without additional consideration into twenty shares of Common Stock, subject to adjustment for stock splits, stock dividends and other recapitalizations and reorganizations. The holders of the Series C Preferred Stock and Common Stock vote together as a single class on all matters presented for the vote of the Company's stockholders. Each preferred stockholder may cast a number of votes equal to the number of shares of Common Stock issuable upon conversion of his or her preferred stock.

(5)

Warrants to purchase shares of Series C Preferred Stock for $1.00 per share exercisable at any time until ten years from the date of issuance. Each share of Series C Preferred Stock is convertible without additional consideration into twenty shares of Common Stock, subject to adjustment for stock splits, stock dividends and other recapitalizations and reorganizations.

(6)

Assumes that the beneficial owners' shares of Series C Preferred Stock have been converted into Common Stock, and warrants to purchase shares of Series C Preferred Stock have been exercised and converted into Common Stock.

(7)

Each beneficial owner's percent ownership is determined by assuming that options or warrants that are held by that person (but not those held by any other person) and which are exercisable at this date have been exercised and that shares of Series C Preferred Stock that are held by that person (but not those held by any other person) have been converted into Common Stock.

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

(9)	Includes a note convertible into 151,826.5 shares of preferred stock at any time.
(10)	Includes a note convertible into 101,217.17 shares of preferred stock at any time.
(11)	Shares of common stock held by Montpilier Holdings, Inc., a Nevada corporation. Michael Grand has sole power to vote or direct the voting of shares held by Montpilier.
(12)

Includes 1,761,875 shares of Common Stock held by the Gluckman Family Trust of which Mr. Gluckman is sole trustee. Also includes 100,000 warrants to purchase Common Stock held by Tel.n.form, Inc., a California corporation of which Mr. Gluckman is President.

(13)	Vera Ellen Andreoli is sole trustee of the Andreoli Family Trust.

Voting Agreement

The Company is a party to a voting agreement with the NextGen funds, Montpilier, the Gluckman Family Trust, the Andreoli Family Trust and Robert Steiner. Montpilier is owned indirectly by Mr. Grand, one of the Company's directors, Mr. Gluckman, a former director of the Company, is a trustee of the Gluckman Family Trust, and Mr. Putney, also a director, is the Managing Director and Chief Executive Office of the NextGen funds' parent company. Each of the parties to the voting agreement have agreed to vote their shares in favor of electing to the Company's Board of Directors: (1) Montpilier's designee (presently Mr. Grand); (2) the Gluckman Family Trust's designee (not currently represented); and (3) NextGen's designees pursuant to the terms of the Series C preferred stock (presently Messrs. Putney and Groark). In January 2003, Mr. Gluckman resigned from the board to focus on other business ventures and Gluckman Family Trust has not designated a replacement. The voting agreement will terminate if the parties agree to its termination, NextGen no longer holds any voting stock of the Company or upon the sale of the Company. The parties to the voting agreement have the shared power to vote, or direct the vote of, 9,323,750 shares of the Company's outstanding common stock and 1,895,461 shares of the Company's outstanding Series C preferred stock, or approximately 76% of the Company's outstanding voting shares.

Item 12.  Certain Relationships and Related Transactions.

On February 1, 1999, IXATA.COM and TelNform entered into a management and support agreement whereby TelNform agreed to provide selected consulting services to support IXATA.COM's business development through December 31, 1999. The support services agreement expired on December 31, 1999 and to minimize any disruption of operations, the Company continued selected support services, such as office space and shared computer facilities, as needed, on a month-by-month basis consistent with the agreement. After the Company added additional IXATA.COM management personnel, expanded the IXATA.COM staff and fully incorporated IXATA.COM into the Company, it no longer required the services provided by TelNform. The management and support agreement was formally terminated on June 30, 2000 when IXATA.COM moved to its new offices at 8989 Rio San Diego Drive #160, San Diego, CA 92108. In 2000, the Company paid TelNform $162,460 for its services. The Company's management at the time felt that this was a fair transaction, with terms equal to or better than what the Company could have obtained from an unrelated third party.

On December 1, 2000, the Company entered into a settlement agreement with TelNform relating to amounts owed by the Company to TelNform for consulting services previously provided by TelNform as described above. In connection with the settlement agreement, on December 5, 2000, the Company issued a promissory note in the principle amount of $200,000 payable to TelNform. The note bears interest at 8% per year and is payable in full on December 5, 2003. The Company also issued TelNform a warrant to purchase 100,000 shares of the Company's common stock for $0.10 per share. The warrant is exercisable until December 5, 2003. The Company's management at the time felt that this was a fair transaction, with terms equal to or better than what the Company could have obtained from an unrelated third party.

The majority owner of TelNform is the Gluckman Family Trust, which is a significant shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management." Fred Gluckman is the Chairman of the Board of TelNform. Mr. Gluckman also serves as a trustee of the Gluckman Family Trust. Vera Ellen Andreoli is the trustee of the Andreoli Family Trust, which is a significant shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management." Mrs. Andreoli also provides consulting services to TelNform. The Company has not engaged in any sort of business dealings with TelNForm since December, 2000. Mr. Gluckman has resigned his directorship and has no influence in the management or financial affairs of the Company.

In October 1999, the Company appointed Robert Steiner President of the Company's IXATA.COM subsidiary. Mr. Steiner, one of the co-founders of IXATA.COM, provided services to IXATA.COM under a consulting contract entered into prior to the Company purchasing the subsidiary. The consulting contract was a renewable, one-year contract in an amount of $9,000 per month to be paid to Mr. Steiner. The Company entered into an employment agreement with Mr. Steiner in April 2000 and the consulting agreement was cancelled. Mr. Steiner left the Company to pursue other interests and his employment agreement was terminated effective March 31, 2001. The Company failed to make the required payments to Mr. Steiner in the first quarter of 2002. On February 28, 2002, a settlement was reached with Mr. Steiner for all outstanding monies owed in connection with Mr. Steiner's employment with the Company. Mr. Steiner and his designee each received $7,874 and 629,920 shares of the Company's common stock in consideration for relinquishing this and all future claims.

In August 2002, notes payable to NextGen Capital were signed. The notes totaled $253,044, which was the sum of the amounts advanced to the Company by NextGen during the first five months of 2002 plus the accrued interest to the date of issuance. Interest on the notes accrues at ten percent per annum. NextGen advanced the Company a total of $313,500 during the first four months of 2003. At August 29, 2003, $100,000 of the 2003 loans had been repaid by the Company. The management of the Company believes that the terms and conditions of this transaction are fair, with terms equal to or better than what the Company could have obtained from an unrelated third party.

Christopher J. Hubbert, the Secretary of the Company, is a partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company. The law firm billed the Company $125,797 in 2001 and $42,741 in 2002. The management of the Company believes that Mr. Hubbert serves the Company fairly in his role as legal counsel and in his position of corporate secretary, with terms equal to or better than what the Company could have obtained from an unrelated third party.

PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Reports on Form 8-K:

Current Report on Form 8-K dated July 9, 2003 regarding a change in certifying accountants.

Amendment No. 1 to Current Report on Form 8-K dated August 20, 2003 regarding a change in certifying accountants.

(b)  Exhibits:

2.1

Stock Purchase Agreement among Montpilier Holdings, Inc., SecurFone America, Inc., Material Technology, Inc. and Robert M. Bernstein dated as of February 17, 1997, (incorporated by reference to Exhibit 2.1 to the Company's Form 10-K/A for the year ended December 31, 1996 as filed with the SEC on June 24, 1997 (File No. 33-83526))

3.1

The Company's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission on March 19, 1997 (File No. 333-23617))

3.2

The Company's Bylaws (incorporated by reference to Exhibit 3(ii) to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission on March 19, 1997 (File No. 333-23617))

3.3

Certificate of Amendment of Certificate of Incorporation of SecurFone America, Inc. dated January 31, 2000 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

4.1

Class A Convertible Preferred Stock Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission on March 19, 1997 (File No. 333-23617))

4.2

Class B Convertible Preferred Stock Certificate of Designations (incorporated by reference to Exhibit 4.2 to the Company's S-1 Registration Statement as filed with the Securities and Exchange Commission on March 19, 1997 (File No. 333-23617))

4.3

Series C Convertible Preferred Stock Certificate of Designations (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on December 20, 2000 (File No. 033-83526)).

4.4

Form of Series C Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on December 20, 2000 (File No. 033-83526))

10.1

The Company's 1997 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission on November 17, 1997 (File No. 333-40379))

10.2

The Company's 1997 Director's Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company's S-8 Registration Statement as filed with the Securities and Exchange Commission on November 17, 1997 (File No.333-40379))

10.3

Executive Employment Agreement, entered into as of November 1, 1998, between Paul B. Silverman and the Company (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.4

Purchase Agreement, dated February 1999, between the Company and Teledata World Services, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.5

Security Agreement, dated February 1999, between the Company and Teledata World Services, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.6

Secured Promissory Note in the original principal amount of $248,000, dated February 1999, of the Company payable to Teledata World Services, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.7

First Amendment to Purchase Agreement, dated April 1999, between Teledata World Services, Inc. and the Company (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on September 28, 1999 (File No. 33-83526))

10.8

Stock Purchase Agreement, by and among the Company, Montpiler Holdings, Inc., IAXATA.COM, Inc., and all of the shareholders of IXATA, dated July 1, 1999 (incorporated by reference to Exhibit 2.1 to the Company's 8-K Current Report as filed with the Securities and Exchange Commission on July 20, 1999 (File No. 033-83526))

10.9

Management Services and Support Agreement dated February 1, 1999, between TelNform, Inc. and IXATA.COM (incorporated by reference to Exhibit 10.13 to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

10.10

Executive Employment Agreement dated as of August 24, 1999, between Andrew H. Kent and the Company (incorporated by reference to Exhibit 10.14 to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

10.11

Letter Agreement dated as of November 9, 1999 extending the term of the Executive Employment Agreement between Paul B. Silverman and the Company (incorporated by reference to Exhibit 10.15 to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

10.12

Registration Rights Agreement for November, 1999, private placement equity investment offering (incorporated by reference to Exhibit 10.16 to the Company's Form 10-QSB for the Quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on March 10, 2000 (File No. 33-83526))

10.13

Executive Employment Agreement dated as of April 17, 2000, between Robert Steiner and the Company (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on May 16, 2000 (File No. 33-83526)).

10.14

Letter Agreement dated as of April 17, 2000 extending and modifying the terms of the Executive Employment Agreement between Paul B. Silverman and the Company (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on May 16, 2000 (File No. 33-83526)).

10.15

Letter Agreement dated as of April 17, 2000 extending and modifying the terms of the Executive Employment Agreement between Andrew H. Kent and the Company (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on May 16, 2000 (File No. 33-83526)).

10.16

Amendment No. 1 to the 1997 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57286)).

10.17

Voting Agreement dated December 4, 2000 among the Company, NextGen Fund II, L.L.C., NextGen SBS Fund II, L.L.C., Montpilier Holdings, Inc., the Gluckman Family Trust, the Andreoli Family Trust, and Robert A. Steiner (incorporated by reference to Exhibit 9.1 to the Company's Form 8-K Current Report as filed with the Securities Exchange Commission on December 20, 2000 (File No. 033-83526)).

10.18

Series C Convertible Preferred Stock and Series C Convertible Preferred Stock Warrant Purchase Agreement dated December 5, 2000 between the Company and the Purchasers listed on attached Exhibit A (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K Current Report as filed with the Securities and Exchange Commission on December 20, 2000 (File No. 033-83526)).

10.19

Restricted Stock Award Agreement between the Company and Michael W. Wynne (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 Registration Statement as filed with the Securities and Exchange Commission on March 20, 2001 (File No. 333-57286)).

10.20	Executive Employment Agreement dated as of May 16, 2001, between John Riener and the Company.
10.21	Settlement agreement with Robert Steiner as of February 28, 2002.
10.22	Convertible Notes in the original principal amount of $243,000, dated August 15, 2002, of the Company payable to NextGen Fund II and NextGen SBS Fund II, LLC
24.1	Reference is made to the Signatures section of this Report for the Power of Attorney
31	Certification Pursuant to 17 C.F.R Section 240.13a-14
32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFP EXPRESS, Inc.

October 3, 2003	By: /s/ Zimri C. Putney Zimri C. Putney, Chief Executive Officer

POWER OF ATTORNEY

     Know All Men By These Presents, that each person whose signature appears below hereby constitutes and appoints each of Zimri C. Putney and Christopher J. Hubbert, his true and lawful attorney-in-fact, each acting alone, with full powers of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments, to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Zimri C. Putney Zimri C. Putney	Chief Executive Officer and Chairman (principal executive officer)	October 3, 2003

/s/ Michael M. Grand Michael M. Grand	Director	October 3, 2003

/s/ Edward C. Groark Edward C. Groark	Director	October 3, 2003

/s/ GERALD W. PETITT Gerald W. Petitt	Director	October 3, 2003

______________________________________________________________________________

RFP Express Inc. and Subsidiaries

(formerly The IXATA Group, Inc. and Subsidiaries)

Financial Statements

Years ended December 31, 2002 and 2001

______________________________________________________________________________

RFP Express Inc. and Subsidiaries

(formerly The IXATA Group, Inc. and Subsidiaries)

Years Ended December 31, 2002 and 2001

Table of Contents

______________________________________________________________________________

Independent Auditors' Report

To the Board of Directors
RFP Express Inc.

We have audited the accompanying consolidated balance sheet of RFP Express Inc. and Subsidiaries (formerly The IXATA Group, Inc. and Subsidiaries) (see Note 1) as of December 31, 2002, and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RFP Express Inc. and Subsidiaries as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred net losses of $1,205,687 and $1,902,275 for the years ended December 31, 2002 and 2001, respectively, and had working capital deficits of $2,899,109 and $1,013,276 as of December 31, 2002 and 2001, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hutchinson and Bloodgood LLP
San Diego, California
August 18, 2003

______________________________________________________________________________

Independent Auditors' Report

To the Board of Directors
RFP Express Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of RFP Express Inc. and Subsidiaries (formerly The IXATA Group, Inc. and Subsidiaries) (see Note 1) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RFP Express Inc. and Subsidiaries (formerly The IXATA Group, Inc. and Subsidiaries) for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $1,902,275 for the year ended December 31, 2001, and had a working capital deficit of $1,013,276 as of December 31, 2001, that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Nation Smith Hermes Diamond

San Diego, California

March 2, 2002

______________________________________________________________________________

RFP Express Inc. and Subsidiaries
(formerly The IXATA Group, Inc. and Subsidiaries)
Consolidated Balance Sheets

December 31,	2002	2001

Current Assets
Cash	$3,169	$-
Accounts receivable, net of allowance of $40,000 and $0 at December 31, 2002 and 2001, respectively	278,970	107,708
Prepaid expenses	42,520	-

Total current assets	324,659	107,708
Fixed assets, net	164,730	143,934
Intellectual property, net	2,333	4,332

	$491,722	$255,974

Liabilities and Stockholders' Deficit
Current Liabilities
Checks written in excess of bank balance	-	28,258
Current portion of notes payable	618,116	54,000
Current portion of notes payable to related parties	516,629	-
Capitalized lease payable	99,814	99,814
Related party payables	-	241,271
Accounts payable and accrued expenses	489,764	81,447
Accrued payroll and related taxes	99,639	52,665
Accrued interest	51,349	23,671
Deferred revenue	1,348,457	539,858

Total current liabilities	3,223,768	1,120,984

Notes payable, less current portion	108,112	1,054,765

Total liabilities	3,331,880	2,175,749

Stockholders' Deficit
Series C preferred stock; $.001 par value; 14,235,461 shares authorized; 2,085,461 shares issued and outstanding	2,085	2,085
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,710,382 and 16,325,542 shares issued and outstanding, respectively	17,711	16,326
Stock subscriptions receivable	(2,963)	(2,963)
Additional paid-in capital	20,091,737	19,807,818
Accumulated deficit	(22,948,728)	(21,743,041)

Total stockholders' deficit	(2,840,158)	(1,919,775)

	$491,722	$255,974

The accompanying notes are an integral part of these consolidated financial statements.

______________________________________________________________________________

RFP Express Inc. and Subsidiaries
(formerly The IXATA Group, Inc. and Subsidiaries)
Consolidated Statements of Operations

Years ended December 31,	2002	2001

Revenues	$2,180,262	$1,131,609

Operating Expenses
Selling, general and administrative expenses (including non-cash stock-based compensation of $222,311 and $592,545 for 2002 and 2001, respectively)	3,358,893	2,976,900

Loss From Operations	(1,178,631)	(1,845,291)

Other Income (Expense)
Gain (loss) on issuance of stock for debt	2,633	(41,850)
Other income	6,209	-

Interest expense, including interest to related parties of $19,751 and $0 in 2002 and 2001, respectively	(35,898)	(27,683)

Total Other Income (Expense)	(27,056)	(69,533)

Loss before extraordinary item	(1,205,687)	(1,914,824)
Extraordinary Gain on Troubled Debt Restructuring	-	12,549

Net Loss	$(1,205,687)	$(1,902,275)

Net Loss Per Share (Basic):
Loss before extraordinary item	$(0.07)	$(0.13)
Extraordinary item	-	-

Net Loss	$(0.07)	$(0.13)

Weighted-Average Shares Outstanding	17,124,885	14,771,295

The accompanying notes are an integral part of these consolidated financial statements.

______________________________________________________________________________

RFP Express Inc. and Subsidiaries
(formerly The IXATA Group, Inc. and Subsidiaries)
Consolidated Statements of Stockholders' Deficit

	Preferred Stock		Common Stock		Stock Subscriptions Receivable	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2000	1,175,461	$1,175	13,875,542	13,876	$(2,963)	$18,203,241	$(19,840,766)	$(1,625,437)
Preferred Stock issued January 3, 2001	40,000	40	-	-	-	39,960	-	40,000
Stock issued for legal services - January 4, 2001	-	-	450,000	450	-	41,400	-	41,850
Preferred stock issued January 4, 2001	20,000	20	-	-	-	19,980	-	20,000
Preferred stock issued March 5, 2001	10,000	10	-	-	-	9,990	-	10,000
Preferred stock issued March 9, 2001	250,000	250	-	-	-	248,259	-	248,509
Preferred stock issued June 15, 2001	500,000	500	-	-	-	494,533	-	495,033
Preferred stock issued August 8, 2001	90,000	90	-	-	-	89,910	-	90,000
Common stock issued October 3, 2001	-	-	500,000	500	-	24,500	-	25,000
Warrant exercise - NextGen October 12, 2001	-	-	1,500,000	1,500	-	43,500	-	45,000
Compensation expense related to stock options issued	-	-	-	-	-	592,545	-	-
Net loss	-	-	-	-	-	-	(1,902,275)	(1,902,275)

Balance at December 31, 2001	2,085,461	$2,085	16,325,542	$16,326	$(2,963)	$19,807,818	$(21,743,041)	$(1,919,775)

Common stock issued in settlement of deferred compensation for former CEO, Robert Steiner - February 28, 2002	-	-	1,259,840	1,260	-	61,733	-	62,993
Common stock issued to CEO, John Reiner in accordance with employment agreement - August 6, 2002	-	-	125,000	125		14,250		14,375
Compensation expense related to stock options issued	-	-	-	-	-	207,936	-	207,936
Net loss	-	-	-	-	-	-	(1,205,687)	(1,205,687)

Balance at December 31, 2002	2,085,461	$2,085	17,710,382	$17,711	$(2,963)	$ 20,091,737	$(22,948,728)	$(2,840,158)

The accompanying notes are an integral part of these consolidated financial statements.

______________________________________________________________________________

RFP Express Inc. and Subsidiaries
(formerly The IXATA Group, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows

Years ended December 31,	2002	2001

Cash Flows from Operating Activities
Net loss	$(1,205,687)	$(1,902,275)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash equity granted for services and interest	222,311	617,545
Depreciation and amortization	51,627	44,134
Net (gain) loss on stock issued for debt and services	(2,633)	41,850
Loss on disposal of fixed assets	3,403	-
Extraordinary gain on troubled debt restructuring	-	(12,549)
Change in operating assets and liabilities
Accounts receivable	(171,262)	45,422
Prepaid expenses	(37,520)	-
Accounts payable, accrued payroll and accrued expenses	285,615	(66,410)
Related party payables	171,729	(33,616)
Accrued interest	35,819	22,666
Deferred revenue	808,599	241,723

Net cash provided (used) by operating activities	162,001	(1,001,510)

Cash Flows from Investing Activities
Purchases of fixed assets	(78,827)	(78,671)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt and notes payable	-	748,509
Net proceeds from sale of preferred and common stock	-	165,000
Proceeds (repayments) from line of credit	-	(100,000)
Increase (decrease) in checks in excess of bank balances	(28,258)	28,258
Principal payments on notes payable	(51,747)	(12,330)

Net cash provided (used) by financing activities	(80,005)	829,437

Net increase (decrease) in cash	3,169	(250,744)
Cash at beginning of year	-	250,744

Cash at end of year	$3,169	$ -

The accompanying notes are an integral part of these consolidated financial statements.

______________________________________________________________________________

RFP Express Inc. and Subsidiaries
(formerly The IXATA Group, Inc. and Subsidiaries)
Notes to Consolidated Financial Statements

1.	Organization and nature of operations

RFP Express Inc. and Subsidiaries (formerly The IXATA Group, Inc. and Subsidiaries) (the "Company") was incorporated in the state of Delaware on November 7, 1985.

The Company's principal operations are to provide internet-based electronic commerce services in the travel market for creative solutions to creating, receiving and managing preferred lodging programs.

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

On August 1, 1997, SecurFone, Inc. was acquired by Material Technology, Inc. (formerly Tensiodyne Scientific Corporation) and became a publicly-traded corporation. On August 1, 1997, Material Technology, Inc. was renamed SecurFone America, Inc. In April 1999 SecurFone, Inc. changed its name to SecurFone Services, Inc. and a new subsidiary was formed named SecurFone, Inc. This new subsidiary was subsequently sold. On July 1, 1999, the Company acquired IXATA, Inc. (a California corporation) (see Note 4). On January 31, 2000, SecurFone America, Inc. changed its name to The IXATA Group, Inc. In July 2001 the Company changed its name again to RFP Express Inc. in order to promote brand recognition of the Company's internet product, RFP ExpressSM.

Going concern

The accompanying consolidated financial statements as of December 31, 2002 have been prepared assuming the Company will continue as a going concern. The Company had working capital deficits of $2,899,109 and $1,013,276 as of December 31, 2002 and 2001, respectively, and incurred net losses of $1,205,687 and $1,902,275 for 2002 and 2001, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to become profitable by marketing the product and cutting costs. To sell more of its product management is working to expand the Company's market to mid-sized corporations and in order to reduce expenses the Company intends to eliminate the administrative costs associated with having publicly traded stock. (See note 15.) To meet current and contractual commitments the Company will require additional financing and/or cooperation from its creditors. Management is continually working to negotiate settlement of old debt obligations. The Company has received short term funding in the form of advances from a major shareholder. (See note 15.) There can be no assurance that the Company will become profitable or that settlements will be reached. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Summary of Significant Accounting Policies	A summary of the Company's significant accounting policies applied consistently in the preparation of the accompanying consolidated financial statements follows.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SecurFone Services, Inc. and IXATA, Inc.

All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

Cash and cash equivalents	The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fixed assets

Fixed assets are depreciated over the estimated useful lives of the related assets using an accelerated depreciation method. The estimated lives are generally three to five years.

Long-lived assets are periodically reviewed for impairment based on an assessment of future operations to ensure they are appropriately valued in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Revenue recognition

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

New accounting principles

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer Classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously Classified as equity. The Company is required to adopt SFAS No. 150 for financial instruments entered into or modified after May 31, 2003. The impact of this FASB will depend on the characteristics of any future equity issues.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"),-"Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of SFAS No. 123, which provides alternative transition methods to the expensing of employee stock-based compensation under SFAS No. 123. The Company has already implemented the fair value method prescribed by SFAS 123 and, accordingly, this standard will have no impact on its financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 are effective for the Company beginning in 2004. The Company does not expect the adoption of this standard will have a material impact on its operating results or financial position.

In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimable and also requires a guarantor to make new guarantee disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of the accounting requirements of FIN 45 to have a material impact on its operating results or financial position.

The U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is in compliance with this standard.

Common stock and stock options

The Company has valued its stock and stock options at fair value in accordance with the accounting prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Net loss per common share

Net loss per common share has been computed on the basis of the weighted average number of shares outstanding, according to the rules of SFAS No. 128, "Earnings per Share." Diluted net loss per share has not been presented as the computation would result in anti-dilution.

Financial instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and notes payable. These financial instruments are stated at their respective carrying values, which approximate their fair values except for notes payable. At December 31, 2002 and 2001, the fair value of notes payable was approximately $1,065,000 and $679,000, respectively versus the carrying value of approximately $1,243,000 and $1,109,000 at 2002 and 2001, respectively. (See Note 5.)

3.	Fixed Assets	Fixed Assets consisted of the following:

December 31,	2002	2001
Computer hardware	$180,134	$143,782
Office furniture and equipment	52,999	38,267
Computer software	34,384	25,613
267,517	207,662
Accumulated depreciation	(102,787)	(63,728)
$164,730	$143,934

Depreciation expense was approximately $50,000 and $42,000 for 2002 and 2001, respectively.

4.	Intellectual Property Agreement

In a prior year, IXATA.COM purchased intellectual property from a company with substantially the same stockholders as IXATA.COM for $10,000. Accumulated amortization was $7,667 and $5,668 at December 31, 2002 and 2001, respectively and is expected to be fully amortized within the next two years. The intellectual property consisted of the key software program used in the Company's operations. This asset is being amortized on the straight-line basis over five years. Amortization expense was approximately $2,000 for 2002 and 2001.

5.	Notes Payable	Notes payable consisted of the following:

December 31,	2002	2001
Note payable to a Corporation; interest at 8% per annum; principal and interest due in full on December 5, 2003. Non-detachable warrants for 500,000 common shares exercisable at $2.72 per share were issued with the note and later re-priced to $0.05 per share. The warrants expire on August 21, 2003.	$314,928	$314,928
Note payable to a limited partnership; interest at 8% per annum; principal and interest due in full on December 5, 2003. Non-detachable warrants for 100,000 common shares exercisable at $0.10 per share were issued with the note. The warrants expire on December 5, 2003.	75,583	75,583
Note payable to a related party; interest at 8% per annum; $200,000 of balance due on December 5, 2003. The remaining balance is payable in monthly installments of $5,000 beginning on January 15, 2002, with monthly installments increasing to $10,000 starting on July 15, 2002. Non-detachable warrants for 100,000 common shares exercisable at $0.10 per share were issued with the note. The warrants expire on December 5, 2003.	263,629	263,629
Note payable to the Company's former CEO for obligations related to his employment; interest at 4% per annum. 50% of balance payable on December 1, 2003 and the remaining 50% payable at the rate of $1,500 per month including interest beginning January 15, 2002.	186,056	204,056
Note payable to the Company's former CFO for obligations related to his employment; interest at 4% per annum. 50% of the balance payable on December 1, 2003 and the remaining 50% payable at the rate of $1,500 per month including interest beginning January 15, 2002.	118,168	136,168
Notes payable to a related party, interest at 10% per annum, due on December 24, 2003. The notes plus accrued interest is convertible at $1.00 per share into Series C preferred shares at the option of the holder anytime prior to the due date and if in default.	243,000	-
Note payable to the Company's former President for obligations related to his employment; interest at 8% per annum. Settled in full February 2002.	-	72,908
Note payable to a Corporation; interest at 8% per annum; due on December 5, 2003. Non-detachable warrants for 65,000 common shares exercisable at $0.10 per share were issued in connection with the note. The warrants expire on December 5, 2003.	31,493	31,493
Note payable to a related party; interest at 5% per annum; principal and interest are due on February 16, 2004.	10,000	10,000
1,242,857	1,108,765
Less current portion	1,134,745	(54,000)
Long-term portion	$108,112	$1,054,765

Future minimum principal payments on notes payable are as follows:

Year Ending December 31,
2003	$1,134,745
2004	46,000
2005	32,084
2006	18,000
2007	12,028
$1,242,857

On December 1, 2000, the Company entered into a settlement agreement with a related party, TelNform, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002. The Company failed to make the required payments subsequent to December 31, 2001; however, certain officers and significant stockholders of TelNform are also significant stockholders or directors of the Company. The Company is in continuing settlement discussions with TelNform, Inc. The note is classified as current.

6.	Troubled Debt Restructuring

During 2000 the Company entered into a series of agreements with its lenders to restructure its existing indebtedness. Under the terms of these agreements, the existing debt was reduced by certain amounts forgiven by the lenders. The Company issued new long-term notes at a rate of 8% per annum as settlement for the restructured debt amounts. The Company recorded an extraordinary gain of $12,549 in 2001 in connection with this restructuring.

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

7.	Stockholders' Equity

Preferred stock

During 2000 the Company authorized 4,235,461 shares of Series C preferred stock. On December 5, 2000, the Company entered into a Preferred Stock and Warrant Agreement with NextGen Capital, LLC. ("NextGen"). Under the terms of the agreement, NextGen purchased Series C preferred stock in three closings. The first closing occurred on December 5, 2000, in which NextGen purchased 1,035,461 shares of stock with 1,000,000 warrants for net proceeds of $1,171,900. The second and third closings occurred during 2001 and are described below. Pursuant to the terms of the preferred stock, NextGen has the right to elect a majority of the Board of Directors of the Company.

Additionally, during December 2000 the Company issued 140,000 shares of Series C preferred stock and warrants to private investors.

The Series C preferred shares have a liquidation preference equal to the greater of (a) the purchase price for such shares plus an amount equal to 8% of the liquidation preference per annum from the original issue date of such shares or (b) the amount that would be distributed to each common stock holder of the remaining assets of the Company available for distribution to stockholders which would be distributed on a pro rata basis based on the shares of common stock held.

Shares of Series C preferred stock are presently convertible into shares of common stock at a 1:20 ratio. The shares are subject to an anti-dilution adjustment in the event of subsequent issuances of stock by the Company at a price less than the conversion price of the Series C preferred stock, stock splits, stock dividends, recapitalization and similar events. Such an event was triggered during 2002 as shares were issued in connection with a settlement agreement. Before that event the conversion ratio was 1:10.

Voting rights of preferred stockholders are based on the number of common shares into which the preferred stock could be converted.

If and when declared, Series C preferred shareholders are entitled to receive dividends proportionally to common shareholders based on fully converted shares. Dividends are not cumulative.

At December 31, 2002 and 2001, the Company had 10,000,000 authorized shares of Series A and Series B preferred stock. There were no shares of Series A or B preferred stock outstanding at December 31, 2002 or 2001.

During January of 2001 individuals purchased 60,000 shares of Series C preferred stock, and were also granted Series C warrants to purchase 60,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire in January, 2006.

On March 5, 2001, an individual purchased 10,000 shares of Series C preferred stock, and was also granted Series C warrants to purchase 10,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on March 5, 2006.

On March 9, 2001, NextGen purchased 250,000 shares of Series C preferred stock, and was granted Series C warrants to purchase 250,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on March 9, 2006.

On June 15, 2001, NextGen purchased 500,000 shares of Series C preferred stock, and was also granted Series C warrants to purchase 500,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on June 15, 2006.

On August 8, 2001, NextGen purchased 90,000 shares of Series C preferred stock, and was also granted Series C warrants to purchase 90,000 shares of Series C preferred stock. These Series C warrants are exercisable at a price of $1.00 per share and expire on August 8, 2006.

Common stock

On January 4, 2001, the Company issued 450,000 shares of its common stock to a law firm in final settlement of year 2000 legal fees. The 450,000 shares were issued in addition to 50,000 shares issued in 2000. The fair value of the stock was $41,850 and was reported as a loss in 2001.

On October 3, 2001, the Company issued 500,000 shares of its common stock to Michael W. Wynne, former CEO. The shares were issued in accordance with the terms of his employment agreement.

On October 12, 2001, NextGen Capital, LLC exercised warrants related to a line of credit guarantee and the Company issued 1,500,000 shares of its common stock to NextGen Capital at that date. (The line of credit expired in 2001.)

On February 28, 2002 the Company issued 1,259,840 shares of common stock in partial settlement of deferred compensation to former CEO, Robert Steiner.

On August 6, 2002 the Company issued 125,000 shares of its common stock to former CEO, John Reiner. The shares were issued in accordance with the terms of his employment agreement.

Warrants

See Notes 5 and 6 for warrants issued in relation to debt guarantees and troubled debt restructuring.

As of December 31, 2001, the Company had warrants outstanding that allow the holders to purchase up to 1,343,553 shares of common stock at prices ranging from $0.05 to $0.10 per share. The warrants may be exercised anytime within three to five years of issuance. Additionally, the Company has warrants outstanding that allow the holders to purchase up to 2,050,000 shares of Series C preferred stock at $1.00 per share. The warrants may be exercised anytime within five years of issuance.

Assuming the conversion of the preferred stock warrants at a 1:20 ratio, the holders of warrants to purchase common and preferred stock may purchase up to 42,343,553 shares of common stock at $0.05 per share.

Stock options

During 2002 the Company granted 1,740,000 vesting stock options to employees, officers and directors under the 1997 Employees Non-qualified Stock Option Plan. The options are exercisable at prices between $0.03 and $0.07 per share and expire between 2006 and 2012. Compensation expense of approximately $208,000 was recorded in accordance with SFAS No. 123 in 2002.

During 2002 151,000 options for shares granted in 2002 and previous periods were returned or expired.

The following summarizes stock option activity related to the Plan:

Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2001	5,433,400	$0.26
Granted	4,851,500	$0.15
Exercised	-	$0.00
Expired	(4,570,400)	$0.22

Balance at December 31,2001	5,714,500	$0.19
Granted	1,740,000	$0.06
Exercised	-	$0.00
Expired	(151,000)	$0.04
Balance at December 31, 2002	7,303,500	$0.15

The weighted-average fair value of options granted to employees under the Plan during 2002 and 2001 was $0.05 and $0.14, respectively. At December 31, 2002 and 2001, there were 4,225,083 and 3,469,000 options exercisable at a weighted-average-exercise price of $0.16 and $0.19, respectively. The weighted-average remaining life of outstanding options under the Plan at December 31, 2002 was 7.8 years.

Outstanding Options	Exercisable Options
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.03-.99	7,191,500	7.8	$0.13	4,073,083	$0.14
$1.00-1.99	112,000	5.9	$1.23	152,000	$1.23
$0.03-1.99	7,303,500	7.8	$0.15	4,225,083	$0.16

The Company has elected to account for its stock-based compensation plans under SFAS No. 123. The fair value of all options granted during 2002 and 2001 was estimated using the Black Sholes method. Under this method, the Company used the risk-free interest rate at date of grant, the expected volatility, the expected dividend yield and the expected life of the options to determine the fair value of options granted. The risk-free interest rates ranged from 3.3% to 6.0%; expected volatility ranged from 87% to 353%; the dividend yield was assumed to be zero; and the expected life of the options was assumed to be zero to four years based on the average vesting period of options granted.

Loss Per Share	Reconciliation of the numerator and denominator of both basic and diluted loss per share is as follows:

December 31,	2002	2001
Basic and diluted: Weighted average shares outstanding	17,124,885	14,771,295
Shares used in calculating per share amounts	17,124,885	14,771,295
Net loss attributed to common stockholders	$1,197,562	$1,902,275
Net loss per share attributed to common stockholders	(0.07)	(0.13)

At December 31, 2002 the Company had options, warrants, convertible preferred stock and convertible notes outstanding to purchase shares of common stock. These were not included in the computation of diluted earnings per share because inclusion of these would be anti-dilutive.

8.	401(k) plan

During 1999 the Company adopted a 401(k) retirement savings plan for its employees which allows each eligible employee to voluntarily make pre-tax salary contributions up to 15% of their compensation.

The Company matches 25% of the employee's contributions up to 1% of gross salary. Contribution expense was approximately $4,300 and $4,800 for 2002 and 2001, respectively.

9.	Related Parties

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

The Company has various notes payable to former officers and directors of the Company (see Note 5.) There were no expenses related to these notes during the years ended December 31, 2002 and 2001.

During 2000 the Company had entered into a management and service agreement with a company that was owned and controlled by stockholders with significant ownership of the Company. Related payables included approximately $277,000 at December 31, 2001 and 2002. As a result of a settlement agreement there were no expenses related to these notes during the year ended December 31, 2002 and 2001.

The Company received cash advances from two NextGen Capital LLC Funds totaling $243,000 during the first part of 2002. On August 21, 2002 the advances were converted into two notes payable (see Note 5.) Interest expense of $19,751 was recognized for the notes during the year ended December 31, 2002.

10.	Commitments and Contingencies

Capitalized lease

At December 31, 2002 and 2001, the Company had a capitalized lease obligation balance of $99,814 related to equipment that is no longer in use. Management has offered to settle this liability for substantially less than the recorded amount. To date negotiations have not been completed.

Operating lease

The Company leases office space and equipment under separate non-cancelable operating leases. The leases expire in varying periods through July, 2007.

Future minimum lease payments required under operating leases in effect at December 31, 2002 that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Years ended December 31,
2003	$62,235
2004	8,835
2005	8,835
2006	8,835
2007	5,154
Total	$93,894

See also note 15 for additional new leasing agreements entered into during 2003. Rent expense was approximately $124,000 and $178,000 for 2002 and 2001, respectively.

Litigation

In the normal course of business, the Company is occasionally named as a defendant in various lawsuits. It is the opinion of management that the outcome of any pending lawsuits will not materially affect the operations, the financial position or cash flows of the Company.

Employment agreements

In May 2001 the Company entered into an employment agreements with Mr. Riener to serve as CEO. The agreement provides for a fixed annual compensation including stock options and restricted stock awards.

11.	Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of approximately $2,841,000 and $2,360,000 as of December 31, 2002 and 2001, respectively, consisted primarily of the income tax benefit from net operating loss carryforwards. A valuation allowance has been recorded to fully offset the deferred tax asset as it is unlikely that the asset will be realized. The valuation allowance increased approximately $481,000 in 2002 from $2,360,000 at December 31, 2001 to $2,841,000 at December 31, 2002.

At December 31, 2002, the Company has federal and state tax net operating loss carryforwards of approximately $7,380,000. The federal and state tax loss carryforwards may be limited due to ownership changes in 2000.

A reconciliation of the statutory income tax rates and the Company's effective tax rate is as follows:

Years ended December 31,	2002	2001
Statutory U.S. federal rate	34%	34%
State income taxes - net of federal benefit	5%	5%
Net operating loss for which no tax benefit is currently available	(39)%	(39)%
-	-

12.	Concentrations Of Credit Risk

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

Customer

During 2002 the Company had revenues from one client totaling approximately 20% of revenues. At December 31, 2002 there was no balance receivable from this client. During 2001 no one customer was responsible for more than 10% of total Company revenues.

13.	Supplemental Disclosure of Cash Flow Information	Cash paid during the year for:
Years ended December 31,	2002	2001
Interest	$8,147	$9,349
Income taxes	$5,425	$4,614

14.	Noncash Investing and Financing Activities	Noncash investing and financing activities were as follows:
Years ended December 31,	2002	2001
Common stock issued in settlement of note payable	$62,993	$ -

15.	Subsequent Events

During the first half of 2003 NextGen supplied the Company with working capital through cash advances totaling $313,500.

The Company has not yet filed federal or state tax returns for 2001. As a result, the Company is not currently in good standing with the State of California, Franchise Tax Board. Tax return preparation for 2001 is currently in progress and the Company anticipates filing the completed returns early in the fourth quarter of 2003. Because the Company has incurred continuous losses and has made minimum payments there are no significant penalties for this delay.

In February 2003 the Board of Directors proposed a 100 for one reverse stock split of its common stock and redemption of resulting fractional shares. Thereafter the Company expects to be eligible to terminate its registration under the Securities Exchange Act. Commonly referred to as "going private", the proposed transaction will reduce the number of stockholders of record to fewer than 300, as required for the deregistration of common stock under the federal securities laws. After the reverse stock split, the Company's common stock will no longer be traded on the Nasdaq Over-the-Counter Bulletin Board. The proposed transaction is pending approval by the Securities and Exchange Commission.

In July 2003 the Company entered into a new office lease agreement and moved its offices to a new location. The new lease is for three years and calls for monthly payments of approximately $4,900.

______________________________________________________________________________