Form 10QSB
period 2003-03-31
RFP EXPRESS INC
filed 2004-02-11
CIK 929425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003.

☐ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

Commission file number: 33-83526

RFP Express Inc. ---------------------------------------------------------------------------------------------------------------------- (Exact Name of Registrant as Specified in its Charter)

Delaware --------------------------------------------------------- (State of Incorporation)	33-0959666 --------------------------------------------------------- (I.R.S. Employer Identification No.)

5095 Murphy Canyon Road, #105, San Diego, CA 92123
----------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

619-400-8800 ---------------------------------------------------------------------------------------------------------------------- (Issuer's Telephone Number, Including Area Code)

Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No ✓

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $0.001 par value per share: 17,835,383 (as of December 31, 2003)

Transition Small Business Disclosure Format (check one):
Yes No ✓

===============================================================================

i
===============================================================================

Part I - Financial Information
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Statements of Cash Flows	4

	Notes to Condensed Consolidated Financial Statements	5 - 9

===============================================================================

RFP Express Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

March 31,	2003	2002
------------------------------------------------------------------------------------------
Assets
Current Assets
Cash	$5,914	$31,615
Accounts receivable - Net	97,010	64,508
Prepaid expenses	67,507	-
------------------------------------------------------------------------------------------
Total current assets	170,431	96,123

Fixed Assets - Net	150,574	133,551

Other Assets - Net	1,833	3,833
------------------------------------------------------------------------------------------
Total Assets	$322,838	$233,507
==========================================================================================

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of notes payable (Note 3)	$634,116	$268,992
Current portion of notes payable related party	744,129	-
Current portion of capitalized lease obligation	99,814	99,814
Accounts payable and accrued expenses	482,350	104,016
Related party payables	106,293	242,793
Accrued payroll and related taxes	83,033	49,787
Accrued interest	47,365	20,270
Deferred revenue	885,524	504,440
------------------------------------------------------------------------------------------
Total current liabilities	3,082,624	1,290,112
Notes Payable, Less Current Portion (Note 3)	89,112	990,857
------------------------------------------------------------------------------------------
Total liabilities	3,171,736	2,280,969
------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 6)
Stockholders' Deficit
Preferred stock; 14,235,461 shares authorized; 2,085,461 shares issued and outstanding (Note 4)	2,085	2,085
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,710,383 and 16,325,543 shares issued and outstanding, respectively (Note 4)	17,711	16,326
Stock subscriptions receivable	(2,963)	(2,963)
Additional paid-in capital (Note 4)	20,101,404	19,864,164
Accumulated deficit	(22,967,135)	(21,927,074)
------------------------------------------------------------------------------------------
Total stockholders' deficit	(2,848,898)	(2,047,462)
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit	$322,838	$233,507
==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================

RFP Express Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

Quarters Ended March 31,	2003	2002
------------------------------------------------------------------------------------------
Revenues	$677,145	$366,090

Operating Expenses
Selling, general and administrative expenses (including non-cash stock-based compensation of $9,667 and $56,345 for 2003 and 2002, respectively (Note 4)	699,535	547,692
------------------------------------------------------------------------------------------
Loss from Operations	(22,390)	(181,602)
------------------------------------------------------------------------------------------

Other Income (Expense)
Gain (loss) on issuance of stock for debt	-	2,310
Interest	3,983	(4,741)
------------------------------------------------------------------------------------------
Total Other Income (Expense)	3,983	(2,431)
------------------------------------------------------------------------------------------
Net Loss Before Tax	$(18,407)	$(184,033)

Income Tax Provision	-	-
------------------------------------------------------------------------------------------

Net Loss	$(18,407)	$(184,033)
------------------------------------------------------------------------------------------

Net Loss Per Common Share (Note 7)	$(0.00)	$(0.01)
------------------------------------------------------------------------------------------
Weighted-Average Common Shares Outstanding	17,710,383	16,325,543
==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================

RFP Express Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

Quarters Ended March 31,	2003	2002
------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss	$(18,407)	$(184,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash equity granted for services and interest	9,667	56,345
Depreciation and amortization	14,656	10,882
Net (gain) on stock issued for debt and services	-	(2,310)
Change in operating assets and liabilities
Accounts receivable	181,960	43,200
Prepaid Expenses	(24,987)	-
Accounts payable, accrued payroll and accrued expenses	82,273	(8,566)
Related party payables	-	1,522
Accrued interest	(3,984)	4,741
Deferred revenue	(462,933)	(35,418)
------------------------------------------------------------------------------------------
Net cash used in operating activities	(221,755)	(113,637)
------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
Purchases of fixed assets	-	-
------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt and notes payable related party	227,500	167,000
Principal payments on notes payable	(3,000)	(21,748)
------------------------------------------------------------------------------------------
Net cash provided by financing activities	224,500	145,252
------------------------------------------------------------------------------------------

Net increase in cash	2,745	31,615

Cash at Beginning of Period	3,169	-
------------------------------------------------------------------------------------------

Cash at End of Period	$5,914	$31,615
==========================================================================================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================

Notes to Condensed Consolidated Financial Statements
-----------------------------------------------------------------------------

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of RFP Express Inc. and subsidiaries (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB filed on October 6, 2003 and other reports the Company filed with the Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed.

The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of March 31, 2003 and 2002 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $2,912,193 as of March 31, 2003 and incurred a net loss of $18,407 for the three months then ended. These conditions raise substantial doubt about the Company's ability to continue as a going concern. To meet both current and contractual commitments and business growth objectives, the Company will require additional financing and/or cooperation from its creditors.

To address its financing needs, management's plan is to continue their relationship with the financing source as discussed in the most recent Annual Report. However, there can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentations. These reclassifications had no effect on reported total assets or net loss.

===============================================================================

Sales of the Company's RFP ExpressSM products and services are generally seasonal in nature. Most of the RFP processing transactions and related billable activities occur in the third and fourth quarter. While the Company is pursuing new services, which may reduce the revenue volatility of the Company's business, there can be no assurance when revenues from such services will be realized.

Note 2. Summary of Significant New Accounting Standards

None

Note 3. Notes Payable - Notes payable at March 31, 2003 and 2002 consisted of the following:

March 31,	2003	2002
------------------------------------------------------------------------------------------
Notes payable to a related party, interest at 10% per annum, due on December 24, 2003. The notes plus accrued interest are convertible into Series C preferred shares at the option of the holder anytime prior to the due date or if in default.	$243,000	$167,000

Notes payable to a related party, interest at 10% per annum, due on September 30, 2003. The notes plus accrued interest are convertible into Series C preferred shares at the option of the holder anytime prior to the due date or if in default.	227,500	-

Note payable to a corporation; interest at 8% per annum; due on December 5, 2003. Non-detachable warrants for 500,000 common shares exercisable at $2.72 per share were re-priced to $0.05 per share. The warrants expired on August 21, 2003.	314,928	314,928

Note payable to a related party; interest at 8% per annum; $200,000 of balance due on December 5, 2003. The remaining balance was payable in monthly installments of $5,000 beginning on January 15, 2002, with monthly installments increasing to $10,000 starting on July 15, 2002. Non-detachable warrants for 100,000 common shares exercisable at $0.10 per share were issued in connection with the note. The warrants expired on December 5, 2003.(See Notes 5 and 6)	263,629	263,629

Note payable for a settlement with the Company's former CEO to resolve all outstanding Company obligations related to his employment; interest at 4% per annum. 50% of the balance payable on December 1, 2003 and the remaining 50% payable at the rate of $1,500 per month beginning January 15, 2002. (See Notes 5 and 6)	184,556	201,056

===============================================================================

Note 3. Notes Payable, Cont'd

March 31,	2003	2002
------------------------------------------------------------------------------------------
Note payable for a settlement with the Company's former CFO to resolve all outstanding Company obligations related to his employment; interest at 4% per annum. 50% of the balance payable on December 1, 2003 and the remaining 50% payable at the rate of $1,500 per month beginning January 15, 2002. (See Notes 5 and 6)	116,668	133,168

Note payable to a limited partnership; interest at 8% per annum; due on December 5, 2003. Non-detachable warrants for 100,000 shares exercisable at $0.10 per share were issued in connection with the note. The warrants expired on December 5, 2003.	75,583	75,583

Note payable for a settlement with the Company's former President to resolve all outstanding Company obligations related to his employment; interest at 8% per annum. Note payable settled in full for $15,748 in cash and stock on February 28, 2002. The settlement agreement included 1,259,840 common shares which were issued on April 28, 2002.	-	62,992

Note payable to a corporation; interest at 8% per annum; due on December 5, 2003. Non-detachable warrants for 65,000 common shares exercisable at $0.10 per share were issued in connection with the note. The warrants expired on December 5, 2003.	31,493	31,493

Note payable to a related party; interest at 5% per annum; principal and interest are due on February 16, 2004. (See Note 5)	10,000	10,000
------------------------------------------------------------------------------------------
	1,467,357	1,259,849
Less current portion of notes payable	(634,116)	(268,992)
Less current portion of related party payables	(744,129)	-
------------------------------------------------------------------------------------------
Long-term portion	$89,112	$990,857
------------------------------------------------------------------------------------------

Future minimum principal payments on notes payable are as follows:
Year Ending March 31,
------------------------------------------------------------------------------------------
2004	1,378,245
2005	36,000
2006	27,584
2007	18,000
2008	7,528
------------------------------------------------------------------------------------------
$ 1,467,357
------------------------------------------------------------------------------------------

===============================================================================

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

Pursuant to the terms of the preferred stock, NextGen Capital, LLC (NextGen) has the right to elect a majority of the Board of Directors of the Company.

Common Stock

On February 28, 2002 the Company issued 1,259,840 shares of common stock in partial settlement of deferred compensation to a former executive, Robert Steiner.

On August 6, 2002 the Company issued 125,000 shares of its common stock to former CEO, John Riener. The shares were issued in accordance with the terms of his employment agreement.

Stock Options

During the first quarter of 2003 and 2002 the Company granted stock options to purchase 200,000 and 370,000 shares, respectively, of the Company's common stock. These stock options were valued in accordance with Statement of Financial Accounting Standards No. 123 at approximately $1,400 and $13,000 for 2003 and 2002, respectively and will be expensed over their vesting periods.

Compensation expense of $9,667 and $56,345 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the quarters ended March 31, 2003 and 2002, respectively.

Note 5. Related Parties

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

Long-term notes payable due to former officers and directors of the Company are included in Note 3.

The Company had previously maintained a management and services agreement with a company that is owned and controlled by stockholders who also have significant ownership of the Company. Notes payable related to the management and service agreement were approximately $273,000 at March 31, 2003 and 2002, respectively. As a result of a settlement agreement there were no interest expenses related to these notes during the periods ended March 31, 2003 and 2002, respectively.

===============================================================================

Note 6. Commitments and Contingencies

On December 1, 2000, the Company entered into a settlement agreement with TelNform, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002. The Company failed to make the required payments, and TelNform has subsequently instituted suit against the Company for the amount of $334,000 to recover the outstanding debt. However, certain officers and significant stockholders of TelNform are also significant stockholders of the Company, and the Company is in continuing settlement discussions with TelNform to resolve this matter.

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002. While the Company failed to make the first two payments in a timely manner and in February 2003 it again fell into arrears, however subsequently the Company caught up on the back payments by August 2003.

Note 7. Computation of net loss per share

Net loss per share is presented on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing the income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the Company, dilutive potential shares of common stock consist of incremental shares of common stock issuable upon the exercise of stock options and warrants for all periods.

Basic and diluted earnings (loss) per share are calculated as follows for the three months ended March 31, 2003 and 2002 (unaudited):

Three months ended March 31,	2003	2002
Basic and diluted:
Net loss	(18,407)	(184,033)
	-------------	-------------
Weighted average common shares outstanding for the period	17,710,383	16,325,543
Net loss per common share	$ (0.00)	$ (0.01)
	-------------	-------------

At March 31, 2003 and 2002, the Company had stock options, warrants, convertible preferred stock and convertible notes outstanding to purchase shares of common stock. These were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Note 8. Tax provision

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $7,000 in the first quarter 2003, from $2,841,000 at December 31, 2002 to $2,848,000 at March 31, 2003.

===============================================================================

Note 9. Subsequent Events

In December 2003, when most of the Company's debt matured, the Company defaulted on notes payable of approximately $913,000. The Company is in continuing negotiations to settle the debt. In January of 2004, TelNform instituted suit against the Company for the amount of $334,000 to recover defaulted debt. Settlement discussions on this matter are currently in progress and while the Company expects a resolution in the near future, no assurances can be offered that the suit will be settled.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

The following describes certain factors that produced changes in the results of operations of RFP Express Inc. (the "Company") during the quarter ended March 31, 2003 and as compared with the quarter ended March 31, 2002 as indicated in the Company's condensed consolidated financial statements. The following should be read in conjunction with the condensed consolidated financial statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

Certain matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate," "believe," "estimate," "may," "intend," "expect," and similar expressions identify certain of such forward-looking statements. Actual results could differ materially from such forward-looking statements contained herein. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date thereof.

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

Upon closing the IXATA.COM acquisition, the Company established itself as a provider of internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. The Company's principal service, RFP ExpressSM, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system and email technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP ExpressSM provides dramatic cost savings to users. Although the market reaction to the Company's service has been positive, there can be no assurance that the Company will be able to obtain profitability.

===============================================================================

Recent Events

In February 2003 the Company filed documents with the Securities and Exchange Commission indicating its intent to "go private" by completing a reverse stock split and delisting the Company's Shares. This transaction remains pending and the Company is actively pursuing several options. The Company has been unable to make its SEC filings on a timely basis, which has caused the Over-the Counter Bulletin Board to delist the Company's stock, which now trades on the Pink Sheets, if at all. In December 2003, when most of the Company's debt matured, the Company defaulted on notes payable of approximately $913,000. See "Liquidity and Capital Resources" below. The Company is in continuing negotiations to settle the defaulted debt, but cannot guaranty that it will be able to do so and does not have adequate sources of cash to pay the outstanding amounts in full.

Results of Operations

Revenues

Revenues have traditionally been from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. During the first quarter of 2003 revenues earned were $677,145, an 85% increase over revenues earned of $366,090 for the same period in 2002. This increase is due to a higher volume of subscriptions. For the first quarter of 2003 97% of revenues earned related to subscriptions and only approximately $16,000 came from transaction revenues. For the first quarter of 2002 79% of revenues earned related to subscriptions and approximately $76,000 came from transaction revenues. The decrease in transaction fees occurred because the Company started bundling its transaction fees in with annual subscriptions in 2001. Only when the transaction fees are earned separately from the bundled contract are they recognized as revenue in the month earned. Currently a majority of the Company's transaction fees are recognized over the life of the contract. This has caused more revenue to be deferred, and means that revenue is recognized more evenly throughout the year.

Operating Expenses

Selling, general and administrative expenses (SG&A) were $699,535 for the quarter ended March 31, 2003 as compared to $547,692 for the quarter ended March 31, 2002. As a percentage of revenue, SG&A expenses decreased to 103% in 2003, from 150% of revenues in 2002. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses increased $8,370 during the first quarter 2003 to $332,792 from $324,422 during the first quarter 2002. This amount is virtually identical to the previous year as the Company entered its slow season in January. Telephone and communications services increased to $25,116 during the first quarter of 2003 versus $11,902 for the first quarter of 2002. This increase is attributable to the greater bandwidth required to service the Six Continents contract. The expense for consultants and outside labor increased $100,957 during the first quarter 2003 from the first quarter 2002. In the first quarter of 2003 a large portion of the consulting expense was incurred for the purpose of upgrading the RFP ExpressSM tool. A majority of the consulting expense in 2002 related to preliminary assessment of modernizing the RFP ExpressSM website user interface. Rent expense decreased $8,006 during the first three months of 2003 to $36,904 from $44,910 during the first three months of 2002. This decrease is due to the continuing savings realized from the rent reduction implemented in March 2002. The Company hosted a client forum during February of 2003 at a cost of $29,322. No such event was held during 2002. The preceding factors combine to account for the majority of the $151,843 increase in SG&A expense during the first quarter 2003 from the first quarter 2002.

The net loss in the first quarter of 2003 decreased to $18,407 from $184,033 in 2002. This net improvement of $165,626 in the first quarter 2003 from the first quarter 2002 is the primarily the result of increased revenues.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance increased approximately $7,000 in the first quarter 2003, from $2,841,000 at December 31, 2002 to $2,848,000 at March 31, 2003.

===============================================================================

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its products, service platform and supporting networks. The Company expected that such losses would continue as the Company focused on the development and expansion of product offerings and its customer base and cash provided by operations would not be sufficient to fund the expansion. The Company had working capital deficits of approximately $2,912,000 and $1,194,000 as of March 31, 2003 and 2002, respectively, and incurred net losses of $18,407 and $184,033 for the first quarter of 2003 and 2002, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company did make progress in 2002 and achieved positive cash flows from operations for the year then ended. Due to seasonality, the first quarter traditionally has a negative cash flow from operations, however, the Company expects to have positive cash flow from operations for 2003 as well. To address its financing needs, in September 2000, a preliminary agreement for funding was reached with NextGen Capital, a Virginia-based venture capital firm specializing in high technology and internet-related investments. On December 5, 2000, the Company closed a funding with NextGen and other private investors, issuing shares of its newly-authorized Series C preferred stock and warrants to purchase shares of preferred stock. In connection with the financing, NextGen agreed to make additional investments upon the achievement of certain milestones by the Company. The Company's relationship with NextGen continued through 2001 as the Company met the required funding milestones during the year. NextGen advanced the Company $243,000 during 2002. This loan is recorded in two notes that specify conversion rights to preferred stock at NextGen's option. As of December 31, 2002, the Company had issued 2,085,461 shares of its preferred stock and warrants to purchase an additional 1,960,000 shares of preferred stock to NextGen and other private investors for a total of $2,300,000. NextGen has committed to continue funding the growth of the Company and its product development, and will provide support in the form of loans to the Company, the final structure of which is currently being negotiated. Loans totaling $227,500 had been advanced to the Company as of March 31, 2003. However, there is no guarantee that NextGen will be able to provide additional funding as needed.

As of March 31, 2003, the Company had cash and cash equivalents of $5,914 as compared to $31,615 as of March 31, 2002. The Company had accounts receivable, net of allowances, totaling $97,010 at March 31, 2003 as compared with $64,508 at March 31, 2002. Net cash used in operating activities was $221,755 for the first quarter 2003 compared to $113,637 for the first quarter 2002. The primary reason for the increase relates to deferred revenue. In the quarters ended March 31, 2003 and 2002 the Company recognized more in earned revenue than was invoiced for new contracts during the quarters. For the quarter ended March 31, 2003 the excess was $462,933 and the March 31, 2002 excess was $35,418. Net cash used in investing activities for the first quarter 2003 was $0 for the purchase of fixed assets, the same amount as the first quarter 2002. Net cash provided by financing activities for the first quarter 2003 totaled $224,500 compared to $145,252 during the first quarter 2002. Cash infusions from NextGen were $227,500 for the first quarter 2003 as compared with $167,000 the first quarter 2002 as the Company was unable to provide sufficient cash from its core business to sustain operations.

Seasonality

Sales of the Company's RFP ExpressSM products and services are generally seasonal in nature. Most of the RFP processing transactions and related billable activities occur in the third and fourth quarter. While the Company is pursuing new services, which may reduce the revenue volatility of the Company's business, there can be no assurance when revenues from such services will be realized.

Summary of Significant Accounting Policies

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

===============================================================================

The Company recognizes revenue from transaction fees, sales of subscriptions, and fixed price contracts. Transaction revenues are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided by the Company have been performed. Subscription revenues are recognized over the period of the subscription. An allowance has been provided for uncollectible accounts based on management's evaluation of the accounts and the customer's payment history. Transaction revenues pertain to a transaction where services have been rendered and the price is fixed and/or determinable. Transactions bundled with sales subscriptions involve services for the contract period and, therefore, have to be recognized over the period of the contract/subscription.

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

A full disclosure of our accounting policies may be found in our 2002 Form 10-KSB, filed on October 6, 2003, in Note 2 of Notes to Consolidated Financial Statements.

Forward-Looking Statements

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:
*	The Company has defaulted on a significant amount of its debt and does not have sufficient cash to make all required payments.

*	The Company has a short operating history upon which to base an investment decision.

*	The Company will require additional capital, which it may not be able to obtain.

*	The continued losses and negative working capital raise substantial doubt about the Company's ability to continue as a going concern.

*	The Company's common stock has been delisted from the Nasdaq Over-the-Counter Bulletin Board Service because the Company failed to make required filings with the Securities and Exchange Commission.

*

The Company is actively pursuing avenues in which to remove the Company from public ownership by "going private". The particulars of this transaction have yet to be decided, nor has any time frame been established in which to complete the process.

*	The Company's failure to protect or maintain its intellectual property rights could place it at a competitive disadvantage and result in loss of revenue and higher expenses.

*	If the Company's market does not grow as expected, its revenues will be below its expectations and its business and financial results will suffer.

*	Any failure of the Company's Internet and e-commerce infrastructure could lead to significant costs and disruptions which could reduce revenues and harm business and financial results.

*

The Company could lose customers and expose itself to liability if breaches of its network security disrupt service to its customers or jeopardize the security of confidential information stored in its computer systems.

*	Rapid growth in the Company's business could strain its resources and harm its business and financial results.

===============================================================================
*	The Company may not be able to compete in its highly competitive market.

*	The Company depends on the services of senior management and other key personnel and the ability to hire, train and retain skilled employees.

*	Risks associated with operating in international markets could restrict the Company's ability to expand globally and harm its business and prospects.

*	Government regulation and legal uncertainties could limit the Company's business or slow its growth.

*	The Company's operating results may fluctuate in future periods which may cause volatility or a decline in the price of its common stock.

*

The Company's executive officers, directors, and parties related to them, in the aggregate, control 83% of the Company's voting Stock and may have the ability to control matters requiring stockholder approval.

*	The Company's business partially depends on the free flow of services through the channels of commerce, which have been and could be further disrupted by terrorists' activities.

These and other risks described in the Company's most recent Annual Report must be considered by any investor or potential investor in the Company.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO/CFO and the Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO/CFO and the Controller, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic filings under the Exchange Act of 1934. No significant changes in the Company's internal controls or in other factors have occurred that could significantly affect these internal controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1. Legal Proceedings.

In the ordinary course of business, we are from time to time subject to various legal proceedings. We do not believe that any current legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition. In January of 2004, TelNform instituted suit against the Company for the amount of $334,000 to recover defaulted debt. Settlement discussions on this matter are currently in progress and the Company expects a resolution in the near future.

Item 2. Changes in Securities and Small Business Issuer's Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

The Company defaulted in payment of three of its debts during the first quarter of 2003.

===============================================================================

On December 1, 2000 the Company entered into a settlement agreement with TelNform, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). The total principal amount of the payments is $120,000. The Company failed to make the required payments subsequent to December 31, 2001; however, certain officers and significant stockholders of TelNform are also significant stockholders of the Company. The Company is in continuing settlement discussions with TelNform. However, there can be no assurances that the Company will be able to settle the matter. See Item 1. Legal Proceedings.

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). The total principal payments required under these agreements is $340,224, in the aggregate. Three payments of six were made to each during the first six months of 2003. Subsequent to June 30, 2003, additional payments have been made in connection with these debts, and all payments Andrew Kent are current at this writing. A revised settlement agreement has subsequently been reached with Paul Silverman.

Subsequently in December 2003, when most of the Company's debt matured, the Company defaulted on notes payable of approximately $913,000. The Company is in continuing negotiations to settle the debt.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders in the first quarter of 2003.

Item 5. Other Information.

John Riener resigned as President and Chief Executive Officer on March 31, 2003 to pursue other interests. Mr. Riener was succeeded in both positions by Zimri Putney of NextGen Capital. Fred Gluckman resigned from the board of directors on January 8, 2003 to focus on his other business ventures.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
31.1	Rule 13a-14(a) Certification by CEO/CFO

31.2	Rule 13a-14(a) Certification by Controller

32.1	Section 1350 Certification by CEO/CFO

32.2	Section 1350 Certification by Controller

(b) Reports on Form 8-K
None.

===============================================================================

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFP Express Inc.

Date: February 11, 2004	/s/ Zimri Putney By Zimri Putney, Chief Executive Officer and Chief Financial Officer

===============================================================================