Form 10QSB
period 2003-06-30
RFP EXPRESS INC
filed 2004-02-12
CIK 929425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003.

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

i
===============================================================================

Part I - Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Statements of Cash Flows	4

	Notes to Condensed Consolidated Financial Statements	5 - 8

===============================================================================

RFP Express Inc. and Subsidiaries
(formerly The IXATA Group, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheets
(unaudited)

June 30,	2003	2002
------------------------------------------------------------------------------------------
Assets

Current Assets
Cash	$48,349	$41,321
Accounts receivable	479,044	242,197
Costs and estimated earnings in excess of billings	-	57,885
Prepaid expenses	65,455	-
------------------------------------------------------------------------------------------
Total current assets	592,848	341,403

Fixed Assets - Net	128,890	168,746
Intellectual Property - Net	1,333	3,333
Other Assets	4,937	-
------------------------------------------------------------------------------------------
Total Assets	$728,008	$513,482
==========================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities
Current portion of notes payable (Note 3)	$637,116	$42,000
Current portion of notes payable related party	830,129	-
Current portion of capitalized lease obligation	99,814	99,814
Accounts payable and accrued expenses	455,199	155,468
Related party payables	109,975	245,652
Accrued payroll and related taxes	85,772	109,913
Accrued interest	63,582	30,813
Deferred revenue	900,614	653,967
------------------------------------------------------------------------------------------
Total current liabilities	3,182,201	1,337,627

Notes Payable, Less Current Portion (Note 3)	80,112	1,224,857
------------------------------------------------------------------------------------------
Total liabilities	3,262,313	2,562,484
------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 6)

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized; 2,085,461 issued and outstanding in 2003 and 2002 (Note 4)	2,085	2,085
Common stock, $.001 par value; 100,000,000 shares authorized; 17,710,383 and 17,585,383 shares issued and outstanding in 2003 and 2002, respectively (Note 4)	17,711	17,586
Stock subscriptions receivable	(2,963)	(2,963)
Additional paid-in capital (Note 4)	20,192,804	20,072,271
Accumulated deficit	(22,743,942)	(22,137,981)
------------------------------------------------------------------------------------------
Total stockholders' deficit	(2,534,305)	(2,049,002)
------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficit	$728,008	$513,482
==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================

RFP Express Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

-------------------------------------------------------------------------------
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
-------------------------------------------------------------------------------
Revenues	$819,912	$1,497,057		$673,304		$1,039,394

Operating Expenses
Selling, general and administrative expenses	479,721	1,169,589		733,824		1,225,171
Non cash stock-based compensation (Note 4)	91,400	101,067		146,375		202,720
-------------------------------------------------------------------------------
Total Operating Expenses	571,121	1,270,656		880,199		1,427,891
-------------------------------------------------------------------------------
Income (Loss) from Operations	248,791	226,401		(206,896)		(388,498)

Other Income (Expense)
Loss on disposal of fixed assets	(9,382)	(9,382)		-		-
Gain on issuance of stock for debt	-	-		-		2,310
Interest expense	(16,216)	(12,233)		(10,544)		(15,285)
Other income	-	-		6,532		6,532
-------------------------------------------------------------------------------
Total Other Income (Expense)	(25,598)	(21,615)		(4,012)		(6,443)
-------------------------------------------------------------------------------

Income (Loss) Before Tax	223,193	204,786		(210,908)		(394,941)

Income Tax Provision	-	-		-		-
-------------------------------------------------------------------------------

Net Income (Loss)	223,193	204,786		(210,908)		(394,941)
==========================================================================================
Net Income (Loss) Per Common Share - Basic (Note 7)	$0.00	$0.00		$(0.01)		$(0.02)
==========================================================================================
Net Income (Loss) Per Share - Diluted (Note 7)	$0.00	$0.00	$	N/A	$	N/A
==========================================================================================

Weighted-Average Common Shares - Basic	17,710,383	17,710,383		16,768,563		16,555,237
Weighted-Average Shares - Diluted	71,108,268	71,108,268		N/A		N/A
==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================

RFP Express Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2003	2002
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income (Loss)	$204,786	$(394,941)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash equity granted for services and interest	101,067	202,720
Provision for Bad Debt	26,052	-
Depreciation and amortization	28,539	22,835
Net gain on stock issued for debt and services	-	(2,310)
Loss on Disposal of Fixed Assets	9,382	-
Change in operating assets and liabilities
Accounts receivable	(226,126)	(134,489)
Costs and estimated earnings in excess of billings	-	(57,885)
Prepaid expenses and deposits	(27,873)	-
Accounts payable, accrued payroll and accrued expenses	25,931	103,013
Related party payables	35,614	4,381
Accrued interest	12,233	15,284
Deferred revenue	(447,843)	114,109
--------------------------------------------------------------------------------
Net cash used in operating activities	(258,238)	(127,283)
--------------------------------------------------------------------------------

Cash Flows From Investing Activities
Proceeds from sale of equipment	1,400	-
Purchases of fixed assets	(2,482)	(46,648)
--------------------------------------------------------------------------------
Net cash used in investing activities	(1,082)	(46,648)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt and notes payable related party	313,500	243,000
Principal payments on notes payable	(9,000)	(27,748)
--------------------------------------------------------------------------------
Net cash provided by financing activities	304,500	215,252
--------------------------------------------------------------------------------

Net increase in cash	45,180	41,321

Cash at Beginning of Period	3,169	-
--------------------------------------------------------------------------------

Cash at End of Period	$48,349	$41,321
==========================================================================================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$8,142
Income taxes	$2,400	$2,400

==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================

Notes to Condensed Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------

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

The consolidated results of operations for the six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of June 30, 2003 and 2002 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $2,589,353 as of June 30, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. To meet both current and contractual commitments and business growth objectives, the Company will require additional financing and/or cooperation from its creditors. To address its financing needs, management's plan is to continue their relationship with the financing source as discussed in the most recent Annual Report. However, there can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

Note 2. Summary of Significant New Accounting Standards

None.

===============================================================================

Note 3. Notes Payable - Notes payable at June 30, 2003 and 2002 consisted of the following:

June 30,	2003	2002
--------------------------------------------------------------------------------
Notes payable to a related party, interest at 10% per annum, due on December 24, 2003. The notes plus accrued interest are convertible into Series C preferred shares at the option of the holder anytime prior to the due date or if in default.	$243,000	$243,000

Notes payable to a related party, interest at 10% per annum, due on September 30, 2003. The notes plus accrued interest are convertible into Series C preferred shares at the option of the holder anytime prior to the due date or if in default.	313,500	-

Note payable to a corporation; interest at 8% per annum; due on December 5, 2003. Non-detachable warrants for 500,000 common shares exercisable at $2.72 per share were repriced to $0.05 per share. The warrants expired on August 21, 2003.	314,928	314,928

Note payable to a related party; interest at 8% per annum; $200,000 of balance due on December 5, 2003. The remaining balance was payable in monthly installments of $5,000 beginning on January 15, 2002, with monthly installments increasing to $10,000 starting on July 15, 2002. Non-detachable warrants for 100,000 common shares exercisable at $0.10 per share were issued in connection with the note. The warrants expired on December 5, 2003. (See Notes 5 and 6)	263,629	263,629

Note payable for a settlement with the Company's former CEO to resolve all outstanding Company obligations related to his employment; interest at 4% per annum. 50% of the balance payable on December 1, 2003 and the remaining 50% payable at the rate of $1,500 per month beginning January 15, 2002. (See Notes 5 and 6)	181,556	195,056

Note payable for a settlement with the Company's former CFO to resolve all outstanding Company obligations related to his employment; interest at 4% per annum. 50% of the balance payable on December 1, 2003 and the remaining 50% payable at the rate of $1,500 per month beginning January 15, 2002. (See Notes 5 and 6)	113,668	133,168

Note payable to a limited partnership; interest at 8% per annum; due on December 5, 2003. Non-detachable warrants for 100,000 shares exercisable at $0.10 per share were issued in connection with the note. The warrants expired on December 5, 2003.	75,583	75,583

Note payable to a corporation; interest at 8% per annum; due on December 5, 2003. Non-detachable warrants for 65,000 common shares exercisable at $0.10 per share were issued in connection with the note. The warrants expired on December 5, 2003.	31,493	31,493

Note payable to a related party; interest at 5% per annum; principal and interest are due on February 16, 2004. (See Note 5)	10,000	10,000
--------------------------------------------------------------------------------
Total Notes Payable	1,547,357	1,266,857
Less current portion of notes payable	(637,116)	(42,000)
Less current portion of notes payable related party	(830,129)	-
--------------------------------------------------------------------------------
Long-term portion	$80,112	$1,224,857
--------------------------------------------------------------------------------

Future minimum principal payments on notes payable are as follows:

Year Ending June 30,
--------------------------------------------------------------------------------
2004	1,467,245
2005	36,000
2006	23,084
2007	18,000
2008	3,028
--------------------------------------------------------------------------------
$ 1,547,357
--------------------------------------------------------------------------------

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

Stock Options

During the first six months of 2003 and 2002 the Company granted stock options to purchase 200,000 and 440,000 shares, respectively, of the Company's common stock. These stock options were valued in accordance with Statement of Financial Accounting Standards No. 123 at approximately $1,400 and $17,000 for 2003 and 2002, respectively and will be expensed over their vesting periods.

Compensation expense of $101,067 and $202,720 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the six months ended June 30, 2003 and 2002, respectively.

During the second quarter of 2003 and 2002 the Company granted stock options to purchase 0 and 70,000 shares, respectively, of the Company's common stock. These stock options were valued in accordance with Statement of Financial Accounting Standards No. 123 at approximately $0 and $4,000 for 2003 and 2002, respectively and will be expensed over their vesting periods.

Compensation expense of $91,400 and $146,375 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the quarter ended June 30, 2003 and 2002, respectively.

Note 5. Related Parties

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

Long-term notes payable due to former officers and directors of the Company are included in Note 3.

The Company had previously maintained a management and services agreement with a company that is owned and controlled by stockholders who also have significant ownership of the Company. Notes payable related to the management and service agreement were approximately $273,000 at June 30, 2003 and 2002, respectively. As a result of a settlement agreement there were no interest expenses related to these notes during the periods ended June 30, 2003 and 2002, respectively.

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

Note 7. Computation of Net Loss per Share

Net loss per share is presented on a basic and diluted basis. Basic earnings (loss) per share is computed by dividing the income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share are computed by giving effect to all dilutive potential shares of common stock that were outstanding during the period. For the Company, dilutive potential shares of common stock consist of incremental shares of common stock issuable upon the exercise of stock options and warrants, convertible preferred stock and convertible notes outstanding to purchase shares of common stock for all periods. Options and warrants that are "out of the money" are not included in the calculation below because they would be anti-dilutive. Because preferred shareholders would share in any dividend distribution, on a pro rata basis, income available for common shareholders is determined by allocating net income between the common shares outstanding and the share that the preferred shareholders are entitled to.

Basic and diluted earnings (loss) per share are calculated as follows for the six months ended June 30, 2003 and 2002 (unaudited):

Six months ended June 30,	2003	2002
Basic:
Net earnings (loss)	$ 204,786	$ (394,941)
Less dividends allocated to preferred stockholders	(143,748)	0
Net earnings (loss) available to common stockholders	61,038	$ (394,941)
Weighted average common shares outstanding for the period	17,710,383	16,555,237
Net loss per share	$ 0.00	$ (0.01)
Diluted:
Net earnings (loss)	$ 204,786	$ (394,941)
Fully diluted common shares outstanding for the period	71,108,268	N/A
Net earnings per common share (diluted)	$ 0.00	N/A

Basic and diluted earnings (loss) per share are calculated as follows for the quarter ended June 30, 2003 and 2002 (unaudited):

Three months ended June 30,	2003	2002
Basic:
Net earnings (loss)	$ 223,193	$ (210,908)
Less dividends allocated to preferred stockholders	(156,669)	0
Net earnings (loss) available to common stockholders	66,524	$ (210,908)
Weighted average common shares outstanding for the period	17,710,383	16,768,563
Net loss per common share	$ 0.00	$ (0.01)
Diluted:
Net earnings (loss)	$ 223,193	$ (210,908)
Fully diluted common shares outstanding for the period	71,108,268	N/A
Net earnings per common share (diluted)	$ 0.00	N/A

===============================================================================

At June 30, 2003 and 2002, the Company had stock options, warrants, convertible preferred stock and convertible notes outstanding to purchase shares of common stock. These were not included in the computation of diluted earnings per share for 2002 because their inclusion would be anti-dilutive.

Note 8. Tax Provision

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax assets as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $78,000 in the first six months of 2003, from $2,841,000 at December 31, 2002 to $2,763,000 at June 30, 2003.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

The following describes certain factors that produced changes in the results of operations of RFP Express Inc. (the "Company") during the quarter and six months ended June 30, 2003 and as compared with the quarter and six months ended June 30, 2002 as indicated in the Company's condensed consolidated financial statements. The following should be read in conjunction with the condensed consolidated financial statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

===============================================================================

Upon closing the IXATA.COM acquisition, the Company established itself as a provider of internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. The Company's principal service, RFP ExpressSM, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system and email technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, and also providing user-friendly Internet access to a sophisticated data warehousing system, RFP ExpressSM provides dramatic cost savings to users. Although the market reaction to the Company's service has been positive, there can be no assurance that the Company will be able to maintain profitability.

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

Results of Operations

The First Six Months of 2003 as Compared to the First Six Months of 2002

Revenues

RFP ExpressSM revenues have traditionally been from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. During the first six months of 2003 revenues earned increased to $1,497,057, a 44% increase over revenues earned of $1,039,394 for the same period in 2002. This increase is due to a higher volume of subscription revenues for the period. For the first six months of 2003, 97% of revenues earned related to subscriptions and only approximately $40,000 came from transaction revenues. For the first six months of 2002 91% of revenues earned related to subscriptions and approximately $87,000 came from transaction revenues. The decrease in transaction fees occurred because the Company started bundling its transaction fees in with annual subscriptions in 2001. Only when the transaction fees are earned separately from the bundled contract are they recognized as revenue in the month of the transaction. Currently a majority of the Company's transaction fees are recognized over the life of the contract. This has caused more revenue to be deferred, and means that revenue is recognized more evenly throughout the year.

Operating Expenses

Selling, general and administrative expenses (SG&A), exclusive of stock based compensation, were $1,169,589 for the six months ended June 30, 2003, slightly less than $1,225,171 for the six months ended June 30, 2002. As a percentage of revenue, total operating expenses decreased to 85% of revenue in 2003, down from 137% of revenue in 2002. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $214,302 during the first six months of 2003 to $558,928 from $773,230 during the first six months of 2002. This decrease is attributed to restructuring among the Company's management and development staff. Some formerly salaried positions are now being filled by persons working under consulting contracts. The expense for consultants and outside labor increased $127,896 to $252,442 from $124,546 during the first six months of 2003 from the first six months of 2002. Telephone and communications services increased $35,593 to $57,380 from $21,787 during the first six months of 2003 versus the first six months of 2002. The increased telephone costs are related to maintaining the increased bandwidth necessary to accommodate the Six Continents Hotels project and the initial costs of co-locating the Company's servers. Legal and accounting expense decreased $22,850 to $48,269 from $71,119 for the first six months ending June 30, 2003 as compared to the first six months ending June 30, 2002. Insurance costs increased to $49,799 in the first six months of 2003 from $41,297 during the same period in 2002 a difference of $8,502. Trade show and marketing expense increased $30,080 from $10,836 for the six months ending June 30, 2002 compared to $40,916 for the six months ending June 30, 2003. This increase was caused by the Company hosting a client forum in 2003. No such event was held during 2002. The preceding factors combine to account for the majority of the $55,582 decrease in SG&A expense during the first six months of 2003 from the first six months of 2002.

===============================================================================

There was no gain or loss on issuance of stock for debt in the first six months of 2003 compared with a gain of $2,310 in the first six months of 2002. Interest expense decreased $3,052 to $12,233 in the first six months of 2003 from $15,285 in the six months of 2002.

The Company recorded net income of $204,786 in the first six months of 2003 compared to a net loss of $394,941 for the same period in 2002. This net improvement of $599,727 in the first six months of 2003 compared to the first six months of 2002 is the result of both increased revenues and decreased operating expenses. This change is attributable to aggressive cost reduction efforts while maintaining sales growth targets.

Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist of income tax benefits from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset the deferred tax assets as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $78,000 in the first six months of 2003, from $2,841,000 at December 31, 2002 to $2,763,000 at June 30, 2003.

The Quarter Ended June 30, 2003 as Compared to the Quarter Ended June 30, 2002

Revenues

During the second quarter of 2003 revenues earned were $819,912, a 21.8% increase over revenues earned of $673,304 for the same period in 2002. This increase is due to a higher volume of subscription revenues for the period. For the second quarter of 2003, 97% of revenues earned related to subscriptions and only approximately $24,000 came from transaction revenues. For the second quarter of 2002 98% of revenues earned related to subscriptions and approximately $11,000 came from transaction revenues.

Operating Expenses

Selling, general and administrative expenses (SG&A), exclusive of stock based compensation, were $479,721 for the quarter ended June 30, 2003, $254,103 less than the $733,824 for the quarter ended June 30, 2002. As a percentage of revenue, total SG&A expenses decreased to 70% of revenue in 2003, down from 131% of revenue in 2002. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $222,544 during the quarter ended June 30, 2003 to $226,137 from $448,681 during the quarter ended June 30, 2002. This decrease is attributable to the departure of two executives who were not immediately replaced with similarly compensated employees and to the cessation of severance payments to another former employee. Telephone and internet services increased $21,985 to $32,264 from $10,279 during the second quarter of 2003 versus the second quarter of 2002. The expense for consultants and outside labor increased $4,606 to $110,892 from $106,286 during the second quarter of 2003 from the second quarter of 2002. Legal and accounting expense decreased $33,457 to $8,947 from $42,404 during the quarter ending June 30, 2003 as compared to the quarter ending June 30, 2002. Rent decreased $1,536 to $28,447 from $29,983 during the second quarter of 2003 from the second quarter of 2002. The preceding factors combine to account for the majority of the $254,103 decrease in SG&A expense during the second quarter 2003 from the second quarter 2002.

===============================================================================

Interest expense increased $5,672 to $16,216 in the second quarter of 2003 from $10,544 in the second quarter of 2002 due to interest expense related to working capital advances from NextGen Capital.

The Company recorded net income of $223,193 in the second quarter of 2003 compared to a net loss of $210,908 for the same period in 2002. This net improvement of $434,101 is the result of both increased revenues and decreased operating expenses. This change is attributable to aggressive cost reduction efforts while maintaining sales growth.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its products, service platform and supporting networks. The Company expected that such losses would continue as the Company focused on the development and expansion of product offerings and its customer base and cash provided by operations would not be sufficient to fund the expansion. The Company had working capital deficits of approximately $2,589,000 and $996,000 as of June 30, 2003 and 2002, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company did make progress in 2002 and achieved positive cash flows from operations for the year then ended. Due to seasonality, the first six months of the year traditionally has a negative cash flow from operations, however, the Company expects to have positive cash flow from operations for 2003 as well. To address its financing needs, in September 2000, a preliminary agreement for funding was reached with NextGen Capital, a Virginia-based venture capital firm specializing in high technology and internet-related investments. On December 5, 2000, the Company closed a funding with NextGen and other private investors, issuing shares of its newly authorized Series C preferred stock and warrants to purchase shares of preferred stock. In connection with the financing, NextGen agreed to make additional investments upon the achievement of certain milestones by the Company. The Company's relationship with NextGen continued through 2001 as the Company met the required funding milestones during the year. As of December 31, 2001, the Company had issued 2,085,461 shares of its preferred stock and warrants to purchase an additional 1,960,000 shares of preferred stock to NextGen and other private investors for a total of $2,300,000. NextGen has committed to continue funding the growth of the Company and its product development, and will provide support in the form of loans to the Company. Loans totaling $243,000 were advanced to the Company during 2002. On August 15, 2002 the Company issued NextGen notes representing these advances and bearing interest at 10% per annum. These notes are convertible by NextGen at any time into Series C preferred at $1.00 per share. An additional $313,500 had been advanced to the Company as of June 30, 2003. There is no guarantee that NextGen will be able to provide additional funding as needed, however, the Company is currently operating from its own cash flows, although it is unable to meet its debt obligations from cash from operations.

As of June 30, 2003, the Company had cash and cash equivalents of $48,349 as compared to $41,321 as of June 30, 2002. This increase is attributable to improved collections of accounts receivable and increased sales during the period. The Company had accounts receivable totaling $479,044 at June 30, 2003 as compared with $242,197 at June 30, 2002. The increase in accounts receivable is attributable to improved sales during the second quarter of 2003. Net cash used by operating activities was $253,210 for the six months ended June 30, 2003 compared to $127,283 used during the same period in 2002. Net cash used by investing activities for the six months ending June 30, 2003 was $6,110 as compared with $46,648 used by investing activities for the six months ending June 30, 2002. Net cash provided by financing activities for the first six months of 2003 totaled $304,500 compared to $215,252 provided during the first six months of 2002. Cash infusions from NextGen ceased in April 2003, as the Company was able to provide cash for its operations through increased sales and decreased operating expenses.

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

===============================================================================

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

===============================================================================
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

===============================================================================

Item 2. Changes in Securities and Small Business Issuer's Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

The Company defaulted in payment of three of its debts during the six months ended June 30, 2003.

On December 1, 2000 the Company entered into a settlement agreement with TelNform, Inc. that required the Company to make monthly payments of $5,000 beginning on January 15, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). The total principal amount of the payments is $120,000. The Company failed to make the required payments subsequent to December 31, 2001; however, certain officers and significant stockholders of TelNform are also significant stockholders of the Company, and the Company is in continuing settlement discussions with TelNform. However, there can be no assurances that the Company will be able to settle the matter. See Item 1. Legal Proceedings.

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). One payment of three was made to each during the first quarter of 2003. Two payments of three were made to each in the second quarter of 2003. Subsequently, the Company has paid all amounts in arrears and met the monthly payment schedule for both agreements. A revised settlement agreement has subsequently been reached with Paul Silverman.

Subsequently in December 2003, when most of the Company's debt matured, the Company defaulted on notes payable of approximately $913,000. The Company is in continuing negotiations to settle the debt.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders in the second quarter of 2003.

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