Form 10QSB
period 2003-09-30
RFP EXPRESS INC
filed 2004-02-13
CIK 929425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003.

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

Part I - Financial Information

Item 1. Financial Statements.

RFP Express Inc. and Subsidiaries
(formerly The IXATA Group, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheets
(unaudited)

September 30,	2003	2002
------------------------------------------------------------------------------------------
Assets

Current Assets
Cash	$200,104	$98,492
Accounts receivable	574,176	691,991
Prepaid expenses	42,052	-
------------------------------------------------------------------------------------------
Total current assets	816,332	790,483

Fixed Assets - Net	129,170	213,234
Intellectual Property - Net	833	2,833
Other Assets	4,937	-
------------------------------------------------------------------------------------------
Total Assets	$951,272	$1,006,550
==========================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities
Current portion of notes payable (Note 3)	$628,116	$36,000
Current portion of notes payable related party	516,629	-
Current portion of capitalized lease obligation	99,814	105,779
Accounts payable and accrued expenses	417,069	108,023
Related party payables	107,357	247,830
Accrued payroll and related taxes	58,782	109,869
Accrued interest	61,404	41,297
Deferred revenue	1,399,920	1,008,798
------------------------------------------------------------------------------------------
Total current liabilities	3,289,091	1,657,596

Long-Term Debt (Note 3)	71,112	1,215,857
Capitalized lease obligation less current portion	-	28,028
------------------------------------------------------------------------------------------
Total liabilities	3,360,203	2,901,481

Commitments and Contingencies (Note 7)

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized; 2,085,461 issued and outstanding in 2003 and 2002, (liquidation preference of $2,148,025) (Note 5)	2,085	2,085
Common stock, $.001 par value; 100,000,000 shares authorized; 17,710,383 shares issued and outstanding in 2003 and 2002	17,711	17,711
Stock subscriptions receivable	(2,963)	(2,963)
Additional paid-in capital (Note 5)	20,192,804	20,134,896
Accumulated deficit	(22,618,568)	(22,046,660)
------------------------------------------------------------------------------------------
Total stockholders' deficit	(2,408,931)	(1,894,931)
------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficit	$951,272	$1,006,550
==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================

RFP Express Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

-------------------------------------------------------------------------------
	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2002
-------------------------------------------------------------------------------
Revenues	$898,348	$ $ 2,395,405	$1,050,068	$2,089,462

Operating Expenses
Selling, general and administrative expenses	756,478	1,926,067	891,186	2,116,357
Non cash stock-based compensation (Note 5)	-	101,067	56,500	259,220
-------------------------------------------------------------------------------
Total Operating Expenses	756,478	2,027,134	947,686	2,375,577
-------------------------------------------------------------------------------
Income (Loss) from Operations	141,870	368,271	102,382	(286,115)

Other Income (Expense)
Loss on disposal of fixed assets	(432)	(9,813)	-	-
Gain on issuance of stock for debt	-	-	-	2,310
Interest expense	(16,069)	(28,302)	(11,062)	(26,347)
Other income	4	4	-	6,532
-------------------------------------------------------------------------------
Total Other Income (Expense)	(16,497)	(38,111)	(11,062)	(17,505)

Income (Loss) Before Tax	$125,373	$330,160	$91,320	$(303,620)

Income Tax Provision	-	-	-	-
-------------------------------------------------------------------------------

Net Income (Loss)	$125,373	$330,160	$91,320	$(303,620)
==========================================================================================

Net Income (Loss) Per Common Share - Basic (Note 8)	$0.00	$0.00	$0.00	$(0.02)
==========================================================================================
Net Income (Loss) Per Share - Diluted (Note 8)	$0.00	$0.00	$0.00	$ N/A
==========================================================================================

Weighted-Average Common Shares - Basic	17,710,383	17,710,383	17,660,111	16,927,526
Weighted-Average Shares - Diluted	65,280,823	65,280,823	64,597,902	N/A
==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================

RFP Express Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30	2003	2002
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Gain (Loss)	$330,160	$(303,620)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash equity granted for services and interest	101,067	265,470
Provision for Bad Debt	26,052	67,725
Depreciation and amortization	41,801	38,656
Net gain on stock issued for debt and services	-	(2,310)
Loss on Disposal of Fixed Assets	9,813	-
Change in operating assets and liabilities
Accounts receivable	(321,258)	(652,008)
Prepaid Expenses	468	-
Deposits	(4,937)	-
Accounts payable, accrued payroll and accrued expenses	(6,195)	53,667
Related party payables	(2,618)	6,559
Accrued interest	10,055	25,768
Deferred revenue	51,463	468,940
--------------------------------------------------------------------------------
Net cash provided by (used in) operating activities	235,871	(31,153)
--------------------------------------------------------------------------------

Cash Flows From Investing Activities
Proceeds from sale of equipment	3,076	-
Purchases of fixed assets	(17,630)	(70,607)
--------------------------------------------------------------------------------
Net cash used by investing activities	(14,554)	(70,607)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities
Proceeds from issuance of long-term debt and notes payable	313,500	243,000
Principal payments on notes payable	(340,500)	(42,748)
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities	(27,000)	200,252
--------------------------------------------------------------------------------

Net increase in cash	196,935	98,492

Cash at Beginning of Period	3,169	-
--------------------------------------------------------------------------------

Cash at End of Period	$200,104	$98,492
==========================================================================================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18,248	$8,722
Income taxes	$2,400	$2,400
==========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================

Notes to Condensed Consolidated Financial Statements
------------------------------------------------------------------------------------------------------------------------------------------------------------

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

The consolidated results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2003 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of September 30, 2003 and 2002 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $2,472,759 as of September 30, 2003. This condition raises substantial doubt about the Company's ability to continue as a going concern. To meet both current and contractual commitments and business growth objectives, the Company will require additional financing and/or cooperation from its creditors. To address its financing needs, management's plan is to continue their relationship with the financing source as discussed in the most recent Annual Report. However, there can be no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

Note 2. Summary of Significant New Accounting Standards

None.

===============================================================================

Note 3. Notes Payable - Notes payable at September 30, 2003 and 2002, consisted of the following:

September 30,	2003	2002
--------------------------------------------------------------------------------
Notes payable to a related party, interest at 10% per annum, due on December 24, 2003. The notes plus accrued interest are convertible into Series C preferred shares at the option of the holder anytime prior to the due date or if in default.	$243,000	$243,000

Note payable to a corporation; interest at 8% per annum; due on December 5, 2003. Non-detachable warrants for 500,000 common shares exercisable at $2.72 per share were repriced to $0.05 per share. The warrants expired on August 21, 2003.	314,928	314,928

Note payable to a related party; interest at 8% per annum; $200,000 of balance due on December 5, 2003. The remaining balance was payable in monthly installments of $5,000 beginning on January 15, 2002, with monthly installments increasing to $10,000 starting on July 15, 2002. Non-detachable warrants for 100,000 common shares exercisable at $0.10 per share were issued in connection with the note. The warrants expired on December 5, 2003. (See Notes 6 and 7)	263,629	263,629

Note payable for a settlement with the Company's former CEO to resolve all outstanding Company obligations related to his employment; interest at 4% per annum. 50% of the Balance payable on December 1, 2003 and the remaining 50% payable at the rate of $1,500 per month beginning January 15, 2002. (See Notes 6 and 7)	172,556	190,556

Note payable for a settlement with the Company's former CFO to resolve all outstanding Company obligations related to his employment; interest at 4% per annum.50% of the balance payable on December 1, 2003 and the remaining 50% payable at the rate of $1,500 per month beginning January 15, 2002. (See Notes 6 and 7)	104,668	122,668

Note payable to a limited partnership; interest at 8% per annum; due on December 5, 2003.Non-detachable warrants for 100,000 shares exercisable at $0.10 per share were issued in connection with the note. The warrants expired on December 5, 2003.	75,583	75,583

Note payable to a corporation; interest at 8% per annum; due on December 5, 2003. Non-detachable warrants for 65,000 common shares exercisable at $0.10 per share were issued in connection with the note. The warrants expired on December 5, 2003.	31,493	31,493

Note payable to a related party; interest at 5% per annum; principal and interest are due on February 16, 2004. (See Note 6)	10,000	10,000
--------------------------------------------------------------------------------
Total Notes Payable	1,215,857	1,251,857

Less current portion of notes payable	(628,116)	(36,000)
Less current portion of notes payable related party	(516,629)	-
--------------------------------------------------------------------------------
Long-term portion	$71,112	$1,215,857

Future minimum principal payments on notes payable are as follows:

Year Ending September 30,
--------------------------------------------------------------------------------
2004	1,144,745
2005	35,084
2006	18,000
2007	18,000
2008	28
--------------------------------------------------------------------------------
$ 1,215,857
--------------------------------------------------------------------------------

===============================================================================

Note 4. Line of Credit

In July 2003, the Company established a $150,000 line of credit with a financial institution. The interest rate is prime plus 1.5% per annum. The line is secured by the personal guaranty of one of the major stockholders. The Company has not drawn any funds on the line of credit at this date.

Note 5. Stockholders' Equity

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

Stock options

From January to September 2003, the Company granted stock options to purchase 200,000 and 440,000 shares, respectively, of the Company's common stock. These stock options were valued in accordance with Statement of Financial Accounting Standards No. 123 at approximately $1,400 and $17,000 for 2003 and 2002, respectively and will be expensed over their vesting periods.

Compensation expense of $101,067 and $259,220 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the nine months ended September 30, 2003 and 2002, respectively.

The Company issued no stock options during the quarter ended September 30 in either 2003 or 2002.

Compensation expense of $0 and $56,500 was recorded in accordance with Statement of Financial Accounting Standards No. 123 for the quarter ended September 30, 2003 and 2002, respectively.

Note 6. Related Parties

The Secretary of the Company is also a partner in the law firm that represents the Company in its legal matters.

Long-term notes payable due to former officers and directors of the Company are included in Note 3.

The Company had previously maintained a management and services agreement with a company that is owned and controlled by stockholders who also have significant ownership of the Company. Notes payable related to the management and service agreement were approximately $273,000 at September 30, 2003 and 2002, respectively. As a result of a settlement agreement there were no interest expenses related to these notes during the periods ended September 30, 2003 and 2002, respectively.

Note 7. Commitments and Contingencies

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

Note 8. Computation of net loss per share

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

===============================================================================

Basic and diluted earnings (loss) per share are calculated as follows for the nine months ended September 30, 2003 and 2002 (unaudited):

Nine months ended September 30,	2003	2002
Basic:
Net earnings (loss)	330,160	(303,620)
Less amount allocated to preferred stockholders	(231,754)	0
Net earnings (loss) available to common stockholders	98,406	(303,620)
Weighted average common shares outstanding for the period	17,710,383	16, 927,526
Net earnings (loss) per common share	$ 0.00	$ (0.02)
Diluted:
Net earnings (loss)	330,160	(303,620)
Diluted common shares outstanding for the period	65,280,823	N/A
Net earnings (loss) per common share (diluted)	$ 0.00	N/A

Basic and diluted earnings (loss) per share are calculated as follows for the quarter ended September 30, 2003 and 2002 (unaudited):

Three months ended September 30,	2003	2002
Basic:
Net earnings (loss)	125,373	91,320
Less amount allocated to preferred stockholders	(88,005)	(64,102)
Net earnings (loss) available to common stockholders	37,368	27,218
Weighted average common shares outstanding for the period	17,710,383	17,660,111
Net earnings (loss) per common share	$ 0.00	$ 0.00
Diluted:
Net earnings (loss)	125,373	91,320
Diluted common shares outstanding for the period	65,280,823	64,597,902
Net earnings (loss) per common share (diluted)	$ 0.00	$ 0.00

At September 30, 2003 and 2002, the Company had stock options, warrants, convertible preferred stock and convertible notes outstanding to purchase shares of common stock. These were not included in the computation of diluted earnings per share for the nine months ending September 30, 2002 because their inclusion would be anti-dilutive.

Note 9. Tax Provision

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $125,000 during the nine months ending September 30, 2003, from $2,841,000 at December 31, 2002 to $2,716,000 at September 30, 2003.

Note 10. Subsequent Events

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

===============================================================================

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

The following describes certain factors that produced changes in the results of operations of RFP Express Inc. (the "Company") during the quarter and nine months ended September 30, 2003 and as compared with the quarter and nine months ended September 30, 2002 as indicated in the Company's condensed consolidated financial statements. The following should be read in conjunction with the condensed consolidated financial statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

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

Upon closing the IXATA.COM acquisition, the Company established itself as a provider of internet-based, business-to-business ("B2B") electronic commerce services in the travel market, targeting existing and new corporate clients, hotel and property management groups, and major travel agencies. The Company's principal service, RFP ExpressSM, integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system and email technology to deliver automated solutions for creating, sending, receiving and managing the preferred lodging programs request for proposal process in the hospitality services market ("RFP process"). This process typically involves hundreds or, in some cases, thousands of properties worldwide. By automating the users' RFP business process, RFP ExpressSM provides dramatic cost savings to users. Although the market reaction to the Company's service has been positive, there can be no assurance that the Company will be able to maintain profitability.

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

===============================================================================

Results of Operations

The Nine Months Ending September 30, 2003 as Compared to the Nine Months Ending September 30, 2002

Revenues

RFP ExpressSM revenues have traditionally been from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. During the nine months ending September 30, 2003 revenue earned was $2,395,405, a 14.6% increase over revenue of $2,089,462 for the same period in 2002. Increases in both subscription revenues and transactions revenues were driven by the Company's increased acceptance in the market.

Operating Expenses

Selling, general and administrative expenses (SG&A), were $2,027,134 for the nine months ended September 30, 2003, 15% or $348,443 less than $2,375,577 for the nine months ended September 30, 2002. As a percentage of revenue, SG&A expense decreased to 85% of revenue for the nine months ending September 30, 2003 from 114% of revenue for the nine months ending September 30, 2002. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $376,165 or 28% during the nine months ending September 30, 2003 to $954,440 from $1,330,605 during the nine months ending September 30, 2002. This decrease is attributed to restructuring among the company's management and development staff. Some formerly salaried positions were being filled by persons working under consulting contracts. Correspondingly, the expense for consultants and outside labor increased $227,535 to $422,192 from $194,657 during the nine months ending September 30, 2003 from the nine months ending September 30, 2002. Non-cash stock-based compensation decreased $158,153 to $101,067 during the nine months ending September 30, 2003 from $259,220 during the nine months ending September 30, 2002. Telephone and communications services increased $48,710 to $87,502 from $38,792 during the nine months ending September 30, 2003 versus the nine months ending September 30, 2002. This increase was due to the Company's greater need for bandwidth and set up costs associated with moving servers to a co-location facility. Legal and accounting expense decreased $15,079 to $96,670 from $111,749 for the nine months ending September 30, 2003 as compared to the nine months ending September 30, 2002. Rent expense decreased $39,364 to $65,450 during the nine months ending September 30, 2003 from $104,814 during the nine months ending September 30, 2002. Insurance costs increased to $79,493 from $63,402 in the nine months ending September 30, 2003 as compared to the same period in 2002. Higher Director & Officer insurance premiums accounted for the $16,091 increase. The preceding factors combine to account for a majority of the $348,443 decrease in SG&A expense during the nine months ending September 30, 2003 from the nine months ending September 30, 2002.

The Company recorded net income of $330,160 during the nine months ending September 30, 2003 compared to a net loss of $303,620 for the same period in 2002. This net improvement of $633,780 during the nine months ending September 30, 2003 from the nine months ending September 30, 2002 is the result of both increased revenues and decreased operating expenses.

Income Taxes

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. Deferred tax assets consist primarily of income tax benefits from net operating loss carry-forwards and amortization of goodwill. A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be utilized. The valuation allowance decreased approximately $125,000 during the nine months ending September 30, 2003, from $2,841,000 at December 31, 2002 to $2,716,000 at September 30, 2003.

===============================================================================

The Quarter Ended September 30, 2003 as Compared to the Quarter Ended September 30, 2002

Revenues

RFP ExpressSM revenues are from two components, subscription revenues recognized over the life of contracts and transaction revenues recognized the month of the transaction activity. During the third quarter of 2003 revenue totaled $898,348, a decrease of 14.4% compared to $1,050,068 for the same period in 2002.

Operating Expenses

Selling, general and administrative expenses (SG&A), were $756,478 for the quarter ended September 30 2003, $134,708 less than the $891,186 for the quarter ended September 30, 2002. As a percentage of revenue, SG&A expense decreased to 84% of revenue for the quarter ending September 30, 2003 from 90% of revenue for the quarter ending September 30, 2002. The largest component of SG&A continues to be payroll and related expenses. Payroll and related expenses decreased $161,562 during the quarter ended September 30, 2003 to $395,512 from $557,074 during the quarter ended September 30, 2002. This decrease is attributed to an increase in the number of consulting and contract workers during the quarter ended September 30, 2003 over the same quarter in 2002 along with a reduction in salaried employees during the same period. The expense for consultants and outside labor increased $148,513 to $218,152 from $69,639 during the third quarter of 2003 from the third quarter of 2002. Non-cash stock-based compensation decreased to $0 in the third quarter of 2003 from $56,500 in the third quarter of 2002. Telephone and communications services increased $13,350 to $30,122 during the third quarter of 2003 from $16,772 during the third quarter of 2002. This increase is due to increased bandwidth requirements and the greater volume of RFP's sent during the current year's period. Legal and accounting expense increased $7,771 to $48,402 from $40,631 during the quarter ending September 30, 2003 as compared to the quarter ending September 30, 2002.

The net income in the third quarter of 2003 increased to $125,373 from $91,320 in 2002. This net improvement of $34,053 is the result of reduced expenses during the period, partially offset by decreased revenues.

Liquidity and Capital Resources

The Company has incurred significant operating and net losses as a result of the development and operation of its products, service platform and supporting networks. The Company expected that such losses would continue as the Company focused on the development and expansion of product offerings and its customer base as cash provided by operations would not be sufficient to fund the expansion. The Company had working capital deficits of $2,472,759 and $867,113 as of September 30, 2003 and 2002, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company did make progress in 2002 and achieved positive cash flows from operations for the year then ended, the Company has had positive cash flows from operations for the first nine months of 2003. The Company expects to remain cash flow positive from operations for the entire 2003 year. To address its financing needs, in September 2000, a preliminary agreement for funding was reached with NextGen Capital, a Virginia-based venture capital firm specializing in high technology and internet-related investments. On December 5, 2000, the Company closed a funding with NextGen and other private investors, issuing shares of its newly authorized Series C preferred stock and warrants to purchase shares of preferred stock. In connection with the financing, NextGen agreed to make additional investments upon the achievement of certain milestones by the Company. The Company's relationship with NextGen continued through 2001 as the Company met the required funding milestones during the year. As of December 31, 2001, the Company had issued 2,085,461 shares of its preferred stock and warrants to purchase an additional 1,960,000 shares of preferred stock to NextGen and other private investors for a total of $2,300,000. Loans totaling $243,000 were advanced to the Company by NextGen during 2002. On August 15, 2002 the Company issued NextGen notes representing these advances and bearing interest at 10% per annum. These notes are convertible by NextGen at any time into Series C preferred at $1.00 per share. An additional $313,500 had been advanced to the Company during the first four months of 2003. The company had repaid all of the 2003 monies, including interest, by the end of the third quarter of the year. NextGen has committed to continue funding the growth of the Company and its product development. There is no guarantee that NextGen will be able to provide additional funding as needed, however, the Company is currently operating from its own cash flows, although it is unable to meet its debt obligations from cash from operations.

===============================================================================

As of September 30, 2003, the Company had cash and cash equivalents of $200,104 as compared to $98,492 as of September 30, 2002. This increase is attributable to improved collections of accounts receivable and increased sales during the period. The Company had accounts receivable totaling $574,176 at September 30, 2003 as compared with $691,991 at September 30, 2002. The decrease in accounts receivable is attributable to improved collection efforts. Net cash provided by operating activities was $235,871 for the nine months ended September 30, 2003 compared to $31,153 cash used for the same period in 2002. Net cash used by investing activities for the nine months ending September 30, 2003 was $14,554 as compared with $70,607 cash used for the nine months ending September 30, 2002. Net cash used by financing activities for the first nine months of 2003 totaled $27,000 compared to $200,252 provided during the first nine months of 2002. Cash infusions from NextGen ceased in April 2003, as the Company was able to provide cash for its operations through increased sales and decreased operating expenses.

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

===============================================================================
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

===============================================================================

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

Item 2. Changes in Securities and Small Business Issuer's Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

The Company defaulted in payment of three of its debts during the nine months ended September 30, 2003.

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

On December 5, 2000, the Company entered into a settlement agreement and release with each of Paul Silverman and Andrew Kent, both former directors and officers of the Company. These agreements required the Company to make monthly payments of $1,500 to each beginning on January 15, 2002 (See Notes 3 and 6 of the Notes to the Company's Condensed Consolidated Financial Statements). One payment of five was made to each during the first five months of 2003. Subsequently, the Company has paid all its arrears and met the monthly payment schedule required by Paul Silverman's and Andrew Kent's settlement agreements. A revised settlement agreement has subsequently been reached with Paul Silverman.

Subsequently in December 2003, when most of the Company's debt matured, the Company defaulted on notes payable of approximately $913,000. The Company is in continuing negotiations to settle the debt.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company's security holders in the third quarter of 2003.

===============================================================================

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits
31.1	Rule 13a-14(a) Certification by CEO/CFO

31.2	Rule 13a-14(a) Certification by Controller

32.1	Section 1350 Certification by CEO/CFO

32.2	Section 1350 Certification by Controller

(b) Reports on Form 8-K
On July 10, 2003 the Company filed an 8-K to report a change in Certifying Accountant.

On August 19, 2003 the company filed an 8-KA amending the details of the previous filing.

===============================================================================

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFP Express Inc.

Date: February 12, 2004	/s/ Zimri Putney By Zimri Putney, Chief Executive Officer and Chief Financial Officer

RFP Express, Inc. a Delaware corporation

===============================================================================